Form 10QSB
period 2000-01-31
PHOTOVOLTAICS COM INC
filed 2000-07-17
CIK 1082431

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934
                  For the quarterly period ended:  January 31, 2000

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
                  For the transition period from _______ to _________

                        Commission file number: 000-28587

                             PHOTOVOLTAICS.COM, INC.

        (Exact name of small business issuer as specified in its charter)

                   Delaware                                65-0963621
       --------------------------------               ---------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization            identification No.)

       215 Cranwood Dr., Key Biscayne, FL                    33149
-------------------------------------------                -------
            (Address of principal executive officer)           (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, $0.01 par value, outstanding as of January 31, 2000: 4,968,000 shares

Transitional Small Business Disclosure Format (check one):   Yes      No   X
                                                                 ---     ----

                             PHOTOVOLTAICS.COM, INC.

                         QUARTER ENDED JANUARY 31, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                        Page

         Item 1.  Financial Statements

         Condensed financial statements of Photovoltaics.Com, Inc.:

              Balance sheet as of January 31, 2000                                      3

              Income statement for the three months ended January
                  31, 2000                                                              4

              Statement of cash flows for the three months ended
                  January 31, 2000                                                      5

              Notes to financial statements                                             6

         Item 2.  Plan of Operation                                                     9

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds                         10

         Item 6.     Exhibits and Reports on Form 8-K.                                 10

                             (a)Exhibits

SIGNATURE                                                                              10

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                             Photovoltaics.Com, Inc. ....

                                  Balance Sheet

                             As of January 31, 2000

                      ASSETS

Cash ....................................................     $     130
                                                                    ---

     Total Current Assets ...............................           130

Intangible Assets - Patent and license (net of
     $2,306 accumulated depreciation) ...................        43,804
                                                                   ---


     Total Assets .......................................     $  43,934
                                                                   ===


      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable ........................................     $      -0-
                                                                    ---

     Total Liabilities ..................................            -0-
                                                                     ---

Common stock, $0.01 par, 20,000,000 shares
     authorized, 4,968,000 shares issued and
     outstanding ........................................       119,401
Additional paid-in capital ..............................        55,870
Retained Earnings .......................................       (61,616)
                                                                   ---

     Total Stockholders' Equity .........................        43,934
                                                                   ---

     Total Liabilities & Stockholders' Equity ...........     $  43,934
                                                                   ===

                             Photovoltaics.Com, Inc. ............

                                Income Statement

                   For the Three Months Ended January 31, 2000

REVENUES ........................................................         $ -0-

EXPENSES

    General & administrative ....................................   $    10,870
    Amortization ................................................           769
                                                                    -----------
                                                                    $    11,639

       NET LOSS .................................................   $   (11,639)
                                                                    ===========


NET LOSS PER COMMON SHARE .......................................   $      (.02)
WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING .......................................     4,968,000

                             Photovoltaics.Com, Inc. ..............

                             Statement of Cash Flows

                   For the Three Months Ended January 31, 2000

CASH FLOWS FROM OPERATIONS
   Net deficit ....................................................    $(11,639)
   Adjustments to reconcile net
     deficit to cash provided
       from operating activities
         Amortization .............................................         769
         Payment of accounts payable ..............................      (1,000)
                                                                       --------
     NET CASH USED BY OPERATING
         ACTIVITIES ...............................................     (11,870)
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock .......................................      11,200
                                                                       --------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES .................................................      11,200
                                                                       --------

     NET INCREASE (DECREASE) IN CASH ..............................        (670)
     CASH BEGINNING ...............................................         800
                                                                       --------

     CASH ENDING ..................................................    $    130
                                                                       ========

                             Photovoltaics.Com, Inc.

                                            NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description:

Photovoltaics.Com, Inc. (the Company) is licensing a process to manufacture thin film solar cells (photovoltaics). Photovoltaics is the name of the science that uses a semiconductive device to convert sunlight into electricity. The Company also plans to market the product through the Internet.

Organization:

Photovoltaics.Com, Inc. (a development stage company) was incorporated under the laws of the state of Delaware on March 10, 1999.

The Company is considered to be in the development stage and the accompanying financials represent those of a development stage company.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of three months or less at acquisition to be cash equivalents.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

Revenues of Photovoltaics.Com, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and completes the customer's orders.

Amortization:

Amortization of patents and licenses is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

         Patent and license                                        15 years

Advertising Cost:

Advertising and marketing costs are expensed as incurred. During the three months ended January 31, 2000, there were no advertising or marketing expenses.

                             PHOTOVOLTAICS.COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss per Share and Diluted Loss per Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supercedes Accounting Principle Board Opinion No. 15 entitled Earnings Per Share. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:

         Basic

4,799,564

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $130 at January 31, 2000, which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation.

2.        CAPITAL STOCK TRANSACTIONS

The Articles of Incorporation provide for the authorization of 20,000,000 shares of common stock at $0.01 par value.

On March 10, 1999, 3,750,000 shares of common stock valued at $0.01 per share were issued in exchange for patent rights and cash.

On March 17, 1999, 1,000,000 shares of common stock valued at $0.02 per share were issued in exchange for cash.

                             PHOTOVOLTAICS.COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

2.       CAPITAL STOCK TRANSACTIONS (CONTINUED)

On March 17, 1999, 5,000 shares of common stock valued at $1.00 per share were issued in exchange for cash.

On July 31, 1999, 35,300 shares of common stock valued at $1.00 per share were issued in exchange for cash.

One hundred fifty-five thousand shares of common stock valued at $0.01 per share were issued in exchange for paint patent services, based on Board of Directors assessment of value of services rendered July 31, 1999.

On January 31, 2000, the Company sold 22,700 shares of common stock at $1.00 a share.

The Company's common stock as of January 31, 2000 consisted of the following:

         20,000,000 shares authorized; 4,968,000 shares
               issued and outstanding, at $0.01 par value.            $ 49,680
                                                                       ========


3.       INTANGIBLE ASSETS

At January 31, 2000, intangible assets were summarized by major classification as follows

         Patent and license                                          $  46,110
         Less:  Accumulated amortization                                (2,306)
                                                                      ----------

                                                                      $ 43,804

Amortization  expense for the three  months  ended  January 31, 2000 was $769.

4.       OPTIONS

On November 10, 1999, the Company granted to an officer of the Company options to purchase 50,000 shares of its common stock at a price of $1.00 per share. The options expire on November 9, 2009. These options are exercisable as of November 10, 1999.

Prior to the audit report date, but subsequent to October 31, 1999, the Company amended and restated its articles of incorporation to authorize 10,000,000 shares of Preferred Stock with a par value of $0.01 per share.

ITEM 2.  PLAN OF OPERATION.

         The following matters constitute the Company's primary immediate objectives:

         * enter into a financing arrangement to enable the Company to construct its proposed equipment and have adequate working capital
         * complete the engineering work on and construction of the Company's equipment
         * finalize details pertaining to the location of the Company's equipment and management of the Company's manufacturing operations
         * hire and train employees and procure an initial stock of raw materials
         * test the Company's completed equipment and commence commercial production of the Company's solar cells

         The Company is currently attempting to raise $2.0 million through a private placement of its common stock to qualified investors. Of this amount, $1.5 million will be used for equipment acquisition, and $500,000 will be used for working capital. There can be no assurance that the Company will be successful in raising the $2.0 million. As an alternative to the $2.0 million private placement, the Company has entered into discussions with a large financial institution regarding a transaction whereby this institution would purchase the Company's equipment and lease it to the Company. If this lease were obtained, the Company would still attempt to raise $500,000 million for working capital purposes through a private placement. There can be no assurance that this alternative approach to financing the equipment will occur. If required financing is not available on acceptable terms, the Company will be prevented from acquiring necessary equipment, commencing commercial operations and pursing its business plan. Construction and testing of the Company's equipment is expected to be completed within six to nine months after the $2.0 million is raised or the equipment is otherwise financed. Once the Company has completed construction, hired and trained employees and procured an initial stock of raw materials, commercial production of the Company's solar cells will commence. The Company does not expect any difficulty or lengthy delay in the hiring and training of employees and procuring an initial stock of raw materials.

         The Company does not anticipate performing any research and development in the next twelve months, other than that the testing of the Company's equipment after construction is completed. There is no expected purchases or sales of any plant or significant equipment, other than the Company's proposed custom-made manufacturing line expected to cost about $1.5 million. The Company does not anticipate any significant changes in its number of employees from those initially hired.

The success of the Company's business plan is dependent upon obtaining a listing on the US OTCBB market and a foreign exchange to complete its financing plans.

INCOME STATEMENT

1. Expenses: Expenses for the quarter primarily reflect the general and administrative expenses involved in a startup.


BALANCE SHEET

1. Intangible Assets. The intangible assets of $46,110 represents the patent and licnese to be utilized in the Company's operations.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On January 31, 2000, the Company sold 22,700 shares of the Company's common stock for $1.00 a share. This issuance is claimed to be exempt pursuant to Regulation D under the Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                Exhibit
                Number           Description

                  27       Financial Data Schedule

(b)      Reports on Form 8-K

                                    NONE

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Photovoltaics.Com, INC.
                           (Registrant)


                           By: /s/ Lawrence F. Curtin

                          Lawrence F. Curtin, President
                          (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: July 17, 2000