Form 10QSB
period 2000-04-30
PHOTOVOLTAICS COM INC
filed 2000-07-17
CIK 1082431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended:  April 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from _______ to _________

                        Commission file number: 000-28587
                                    ---------

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

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, $0.01 par value, outstanding as of April 30, 2000: 5,013,000 shares

Transitional Small Business Disclosure Format (check one):   Yes      No   X_
                                                                 ---     ----

                             PHOTOVOLTAICS.COM, INC.
                          QUARTER ENDED APRIL 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                                        Page

         Item 1.  Financial Statements

         Condensed financial statements of Photovoltaics.Com, Inc.:

              Balance sheet as of April 30, 2000                                        3
            Income statements for the three months and six months
                  ended April 30, 2000                                                  4

              Statements of cash flows for the six months ended
                     April 30, 2000                                                     5

              Notes to financial statements                                             6

         Item 2.  Plan of Operation                                                     9

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds                         10

         Item 6.     Exhibits and Reports on Form 8-K.                                 10

                             (a)Exhibits

SIGNATURE                                                                              10

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                     Photovoltaics.Com, Inc.
                                                          Balance Sheet
                                                       As of April 30, 2000



                      ASSETS

Cash ..............................................................   $  43,311
                                                                          ---

     Total Current Assets .........................................      43,311

Intangible Assets - Patent and license (net of
     $3,074 accumulated depreciation) .............................      43,036
                                                                          ---


     Total Assets .................................................   $  86,347
                                                                          ===


      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable ..........................................           $    -0-
                                                                           ---

     Total Liabilities ............... ....................                -0-
                                                                           ---

Common stock, $0.01 par, 20,000,000 shares
     authorized, 5,013,000 shares issued and
     outstanding ..................................................      50,130
Additional paid-in capital ........................................     100,420
Retained Earnings ..................... ...........................     (64,203)
                                                                           ---

     Total Stockholders' Equity ...................................      86,347
                                                                           ---

     Total Liabilities & Stockholders' Equity .....................   $  86,347
                                                                           ===

                             Photovoltaics.Com, Inc.
                                Income Statement
            For the Three Months and Six Months Ended April 30, 2000


                                                                                             Three Months          Six Months
                                                                                                 Ended              Ended
                                                                                           April 30, 2000     April 30, 2000

REVENUES ....................................................................................         $ -0-          $ -0-

EXPENSES

    General & administrative ................................................................   $     1,819    $    12,691
    Amortization ............................................................................           768          1,537
                                                                                                               -----------
                                                                                                $     2,587         14,228
                                                                                                               -----------

       NET LOSS .............................................................................   $    (2,587)   $   (14,228)
                                                                                                ===========    ===========


NET LOSS PER COMMON SHARE ...................................................................   $    (.0005)   $    (0.003)
WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING ...................................................................     5,013,000      4,800,914




                             Photovoltaics.Com, Inc.
                            Statements of Cash Flows
                     For the Six Months Ended April 30, 2000

CASH FLOWS FROM OPERATIONS
   Net deficit .....................................................................   $(14,228)
   Adjustments to reconcile net
     deficit to cash provided
       from operating activities
         Amortization ..............................................................      1,537
         Payment of accounts payable ...............................................     (1,000)
                                                                                       --------
     NET CASH USED BY OPERATING
         ACTIVITIES ................................................................    (13,689)
                                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock ........................................................     56,200
                                                                                       --------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES ..................................................................     56,200
                                                                                       --------

     NET INCREASE (DECREASE) IN CASH ...............................................     42,511
     CASH BEGINNING ................................................................        800
                                                                                       --------

     CASH ENDING ...................................................................   $ 43,311
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

Amortization:

Amortization of patents and licenses is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

         Patent and license                                         15 years

Advertising Cost:

Advertising and marketing costs are expensed as incurred. During the six months ended April 30, 2000, there were no advertising or marketing expenses.

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

The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:

         Basic

4,800,914

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $43,311 at April 30, 2000, which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation.

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

On April 30, 2000, the Company sold 45,000 shares of common stock at $1 per share.

The Company's common stock as of April 30, 2000 consisted of the following:

         20,000,000 shares authorized; 5,013,000 shares
               issued and outstanding, at $0.01 par value.            $ 50,130
                                                                      ========


3.       INTANGIBLE ASSETS

At April 30, 2000, intangible assets were summarized by major classification as follows

         Patent and license                                         $  46,110
         Less:  Accumulated amortization                               (3,074)
                                                                    ----------
                                                                     $ 43,036

Amortization  expense  for the six months  ended April 30, 2000 was $1,537.

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

The Company was successful in obtaining a listing on the US OTCBB and is now pursuing a listing on the Hamburg, Germany, stock exchange.

INCOME STATEMENT

1. Expenses: Expenses for the quarter primarily reflect the general and administrative expenses involved in a startup.


BALANCE SHEET

1. Intangible Assets. The intangible assets of $46,110 represents the patent and license to be utilized in the Company's operations.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 30, 2000, the Company sold 45,000 shares of the Company's common stock for $1.00 a share. This issuance is claimed to be exempt pursuant to Regulation D under the Act.

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