Form 10QSB
period 2000-07-31
PAN INTERNATIONAL HOLDINGS INC
filed 2000-08-15
CIK 1082431

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended:  July 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from _______ to _________

                        Commission file number: 000-28587

                        PAN-INTERNATIONAL HOLDINGS, INC.

        (Exact name of small business issuer as specified in its charter)

                   Delaware                                65-0963621
       --------------------------------               ---------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization            identification No.)

       215 Cranwood Dr., Key Biscayne, FL                    33149
-------------------------------------------                -------
      (Address of principal executive officer)           (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, $0.01 par value, outstanding as of July 31, 2000: 5,013,000 shares

Transitional Small Business Disclosure Format (check one):   Yes        No X
                                                                 ---     ----

                        PAN-INTERNATIONAL HOLDINGS, INC.

                           QUARTER ENDED JULY 31, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          Page

         Item 1.  Financial Statements

         Condensed Financial Statements of Pan-International Holdings, Inc.:

              Balance sheet as of July 31, 2000                                         3
              Income statements for the three months and nine months
                  ended July 31, 2000 and 1999                                          4

              Statements of cash flows for the nine months ended
                     July 31, 2000 and 1999                                             5

              Notes to financial statements                                             6

         Item 2.  Plan of Operation                                                     9

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds                         10

         Item 6.     Exhibits and Reports on Form 8-K.                                 10

                             (a)Exhibits

SIGNATURE                                                                              10


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        Pan-International Holdings, Inc.

                          (A Development Stage Company)

                                  Balance Sheet

                               As of July 31, 2000

                      ASSETS

Cash ..................................................              $       -0-
                                                                             ---

     Total Current Assets .............................                      -0-

Intangible Assets - Patent and license (net of
     $3,842 accumulated depreciation) .................                   42,268
                                                                         -------


     Total Assets .....................................                $  42,268
                                                                         =======


      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable ......................................              $       -0-
                                                                         -------

     Total Liabilities ................................                      -0-
                                                                         -------

Common stock, $0.01 par, 20,000,000 shares
     authorized, 5,013,000 shares issued and
     outstanding ......................................                  50,130
Additional paid-in capital ............................                  99,900
Retained Earnings .....................................                (107,782)
                                                                         -------

     Total Stockholders' Equity .......................                  42,268
                                                                         -------

     Total Liabilities & Stockholders' Equity .........               $  42,268
                                                                         =======

                        Pan-International Holdings, Inc.
                          (A Development Stage Company)
                                Income Statement
        For the Three Months and Nine Months Ended July 31, 2000 and 1999


                                                                                  Three Months                Nine Months
                                                                                 Ended  July 31               Ended July 31
                                                                           -------------------------    --------------------------
                                                                                  2000           1999           2000           1999

REVENUES ...............................................................         $ -0-          $ -0-          $ -0-           $-0-

EXPENSES

    General & administrative ...........................................         2,364          3,219          6,563          2,219
    Licensing and web site costs .......................................        40,427         22,291         48,927         22,291
    Amortization .......................................................           768          3,219          2,306            768
                                                                           -----------    -----------    -----------    -----------
                                                                           $    43,559         25,278         57,796         25,278
                                                                           -----------    -----------    -----------    -----------

       NET LOSS ........................................................   $   (43,559)   $   (25,278)   ($   57,796)   $   (25,278)
                                                                           ===========    ===========    ===========    ===========


NET LOSS PER COMMON SHARE ..............................................   $     (0.01)   $     (0.01)   ($     0.01)   $     (0.01)
WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING ..............................................     5,013,000      4,757,068      4,975,515      4,728,219



                        Pan-International Holdings, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                For the Six Months Ended April 30, 2000 and 1999

                                           2000        1999
                                       --------    --------
CASH FLOWS FROM OPERATIONS
   Net deficit .....................   ($57,796)   $(25,278)
   Adjustments to reconcile net
     deficit to cash provided
       from operating activities
         Amortization ..............      2,306         768
         Payment of accounts payable     (1,000)        -0-
                                                   --------
     NET CASH USED BY OPERATING
         ACTIVITIES ................    (56,490)    (24,810)

CASH FLOWS FROM INVESTING ACTIVITIES
     Patent costs ..................        -0-     (46,110)

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock ........     55,690      94,350
                                                   --------


     NET INCREASE (DECREASE) IN CASH       (800)     23,730
     CASH BEGINNING ................        800         -0-
                                                   --------

     CASH ENDING ...................       $-0-    $ 23,730
                                       ========    ========

                        PAN-INTERNATIONAL HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENT

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description:

Pan-International Holdings, Inc. (the Company) (formerly known as Photovoltaics. Com, Inc.) was licensing a process to manufacture thin film solar cells
(photovoltaics).   Both the Company's license and lease have been canceled. The
Company was unable to get financing to build the equipment necessary to produce solar cells based upon the license that it previously had. The Company does own a patent on a process to produce the photovoltaic effect with paints.
Organization:

Pan-International Holdings, Inc. (a development stage company) was incorporated under the laws of the state of Delaware on March 10, 1999. On June 6, 2000, the name of the Company was changed to Pan- International Holdings, Inc.

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

Revenue Recognition:

Revenues of the Company are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customer's requests and completes the customer's orders.

Amortization:

Amortization of patents and licenses is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

         Patent and license                                   15 years

Advertising Cost:

Advertising and marketing costs are expensed as incurred. During the nine months ended July 31, 2000, there were no advertising or marketing expenses.

                        PAN-INTERNATIONAL HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:

                                                   Nine Mos. Ended July 31
                                                   2000              1999
         Basic                                    4,795,515        4,728,219


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

                        PAN-INTERNATIONAL HOLDINGS, INC.

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

On April 30, 2000, the Company sold 45,000 shares of common stock at $1 per share.

The Company's common stock as of July 31, 2000 consisted of the following:

         20,000,000 shares authorized; 5,013,000 shares
               issued and outstanding, at $0.01 par value.       $ 50,130
                                                                  ========


3.       INTANGIBLE ASSETS

At July 31, 2000, intangible assets were summarized by major classification as follows:

         Patent and license                                     $  46,110
         Less:  Accumulated amortization                           (3,842)
                                                                ----------

                                                                 $ 42,218

Amortization  expense  for the  nine  months  ended  July  31,  2000 was $2,306.

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

ITEM 2.  PLAN OF OPERATION.

         The following matters constitute the Company's primary immediate objectives:

At this time, The Company is attempting to find new management. The Company's license on a patent applied for technology has been canceled as well as its lease on a web site. The Company was unsucessful in obtaining a listing on the US OTCBB and a listing on the Hamburg, Germany stock exchange.

INCOME STATEMENT

1. Expenses: Expenses for the quarter primarily reflect the general and administrative expenses involved in a startup.


BALANCE SHEET

1. Intangible Assets. The intangible assets of $46,110 represents the patent and license to be utilized in the Company's operations.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

None

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

                          Pan-International Holdings, Inc.
                          (Registrant)


                           By: /s/ Lawrence F. Curtin
                          Lawrence F. Curtin, President
                          (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 14, 2000