Form 10KSB
period 2000-10-31
PAN INTERNATIONAL HOLDINGS INC
filed 2001-01-30
CIK 1082431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-28587

PAN-INTERNATIONAL HOLDINGS, INC.

Incorporated pursuant to the Laws of Delaware

Internal Revenue Service — Employer Identification No. 65-0963621

1105 30th Ave., Suite 200, Gulfport, Mississippi 39501

(228) 868-6432

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $.01 Par Value

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the fiscal year ended October 31, 2000.

The registrant’s Common Stock, $.01 par value, is not now traded publicly. Accordingly, the voting stock held by non-affiliates of the registrant has no ascertainable market value. The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of January 26, 2001 was 5,213,000.

Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                                                        INDEX

                                                                                                        Page Number
                                                       PART I.

Items 1. & 2.     Business and Properties.                                                                        3

Item 3.           Legal Proceedings.                                                                              6

Item 4.           Submission of Matters to a Vote of Security Holders.                                            6

                                                      PART II.

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                                                            8

Item 6.           Plan of Operation.                                                                              8

Item 7.           Financial Statements.                                                                           8

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                                                            8

                                                      PART III.

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act.                                     9

Item 10.          Executive Compensation.                                                                         9

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                                                                    10

Item 12.          Certain Relationships and Related Transactions.                                                10

                                                      PART IV.

Item 13.          Exhibits and Reports on Form 8-K.                                                              11

ITEMS 1 and 2. BUSINESS AND PROPERTIES.

General

        Pan-International Holdings, Inc. (the “Company”) was incorporated on March 10, 1999 under the laws of the State of Delaware under the name “Photovoltaics.com, Inc.” The Company was formed for purposes of manufacturing (through a proprietary process and design) thin film solar cells and selling such cells by means of a site on the World Wide Web. The Company was unsuccessful in launching this business. The Company changed its corporate name to its current name on June 6, 2000.

        The Company does not now have any meaningful business operations, and it has no plans to engage in any such operations in the foreseeable future under the current circumstances. The Company is essentially a “shell” company. In its present form, the Company may be viewed as a vehicle to acquire or merge with a business or company. The Company now intends to seek actively an appropriate merger candidate in a transaction that would likely result in a change in the control and management of the Company. The search of an appropriate merger candidate commenced only in November 2000. The Company does not intend to restrict its search to any particular business or industry. Although the Company has entered into discussions regarding a possible transaction that would result in a change control and business of the Company, the Company has not entered into a letter of intent (much less a definitive agreement) in this regard. The nature of the business in which the Company will engage in the future, the terms and circumstances under which the Company will engage in such business and even whether or not the Company will engage in a future business, are now uncertain. There can be no assurance that any future enterprise of the Company will be profitable or successful.

        The Company recognizes that because of its total lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to merger candidates who desire to avoid what they believe to be the adverse factors related to an initial public offering. The most prevalent of these factors include substantial time requirements, legal costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations.

        Because the Company has no assets, conducts no business and has no employees, management anticipates that any merger would require the Company to issue shares of its common stock (“Common Stock”) as the sole consideration for the merger. This is likely to result in substantial dilution of the percentage ownership interests of current stockholders. Any merger candidate (regardless of its prospects) would require the Company to issue a substantial number of shares of its Common Stock to complete any such merger. The Company believes that this number of shares is likely to be between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction.

        The Company’s Board of Directors will make the final determination to complete any merger, and the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company’s First Amended and Restated Certificate of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, Kent E. Lovelace, Jr., who is a director and President of the Company, beneficially owns approximately 71% of the outstanding shares of Common Stock of the Company, and could approve any merger he believes acceptable.

The principal executive offices of the Company are located at 30th Ave., Suite 200, Gulfport, Mississippi 39501, and its telephone number is 228/868-6432.

Risk Factors

        In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

WE DO NOT HAVE ANY MEANINGFUL REVENUES OR ASSETS.

        We do not have any meaningful revenues or assets, and we do not expect any until we complete a merger. There can be no assurance that any business merged into us will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

        WE EXPECT THAT IN THE FUTURE WE MAY ENTER INTO A MERGER TRANSACTION IN WHICH OUR MANAGEMENT AND THE CONTROL OF US MAY CHANGE. WE HAVE NOT IDENTIFIED ANY MERGER CANDIDATE; THEREFORE, WE HAVE NO CURRENT SUBSTANTIVE DISCLOSURE RELATING TO ANY MERGER THAT MAY OCCUR IN THE FUTURE.

        We now intend to seek actively an appropriate merger candidate in a transaction that would likely result in a change our management and the control of us. The search of an appropriate merger candidate commenced only in November 2000, and no material discussions regarding such a merger are going on at the present time. There can be no assurance that a merger will be completed. Because we have not yet identified any merger candidate, prospective purchasers or sellers of our securities have no substantive information upon which to base a decision to purchase or sell. Prospective purchasers or sellers of our securities would have access to significantly more information if we had already identified a merger candidate.

        WE HAVE NOT SPECIFIED AN INDUSTRY IN WHICH A COMPANY MUST CONDUCT ITS BUSINESS IN ORDER TO RECEIVE CONSIDERATION AS A MERGER CANDIDATE; MOREOVER, ANY MERGER WILL HAVE UNASCERTAINABLE RISKS.

        We do not intend to limit our consideration of merger candidates to any particular industry or business. Accordingly, prospective purchasers or sellers of our securities currently have no basis to evaluate the comparative risks and merits of any merger we may undertake in the future. If we merge with a business in a highly risky industry, we will become subject to those risks. Similarly, if we merge with a financially unstable business or a business that is in the early stages of development, we will become subject to the numerous risks to which such businesses are subject. Although we intend to consider the risks inherent in any industry and business in which a merger candidate is involved, there can be no assurance that we will correctly assess such risks. Moreover, any merger transaction would involve the risk of potential unknown liabilities associated with the merged business. There can be no assurance that we would be able to avoid these liabilities.

        WE CURRENTLY HAVE NO CERTAIN STRUCTURE FOR ANY FUTURE MERGER, AND OUR STOCKHOLDERS MAY NOT NECESSARILY BE PERMITTED TO APPROVE OR DISAPPROVE ANY SUCH MERGER.

        We have entered into no understanding or agreement (binding or non-binding) regarding any particular merger. Accordingly, the structure of the merger and the percentage ownership interest of our current stockholders after any such merger is uncertain. Depending on the ultimate structure of any future merger, our stockholders may or may not be legally permitted to approve or disapprove such merger. Accordingly, our stockholders may be required to rely completely on the discretion of our management in all matters pertaining to any future merger.

        WE EXPECT THAT THE PERCENTAGE OWNERSHIP OF EXISTING STOCKHOLDERS WILL BE SIGNIFICANTLY DILUTED IF WE COMPLETE A MERGER.

        Our Board of Directors will determine the size of any issuances of shares in connection with any merger. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance. Nonetheless, we expect to issue a significant number of shares of our Common Stock to complete any future merger of the nature we are currently seeking. As a result, existing stockholders can expect to experience a significant ownership dilution.

WE DEPEND ON CERTAIN KEY PERSONNEL.

We substantially depend upon the efforts and skills of Kent E. Lovelace, Jr., one of our directors and our President. The loss of Mr. Lovelace's services, or his inability to devote sufficient attention to our operations, could materially and adversely affect our operations. We do not maintain key man life insurance on Mr. Lovelace. Mr. Lovelace has not entered into an employment agreement or a covenant not to compete agreement with us.

OUR AUTHORIZED PREFERRED STOCK EXPOSES STOCKHOLDERS TO CERTAIN RISKS.

        Our Certificate of Incorporation authorizes the issuance of Preferred Stock. No shares of Preferred Stock were issued as of January 26, 2001. The authorized Preferred Stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows the Board of Directors to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. While our Board of Directors must exercise its fiduciary duties in connection with the creation and issuance of any Preferred Stock, any Preferred Stock hereafter created could feature rights and preferences adverse to the holders of our Common Stock.

MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK.

Kent E. Lovelace, Jr., one of our directors and our President, owns approximately 71% of our outstanding Common Stock. As a result, subject to any fiduciary duties, he can control all matters requiring stockholder approval and thus our management and affairs. Matters that typically require stockholder approval include:

o        election of directors
o        merger or consolidation
o        sale of all or substantially all of our assets

This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our Common Stock.

OUR COMMON STOCK HAS EXPERIENCED ONLY EXTREMELY LIMITED TRADING.

        There has been only extremely limited trading of shares of our Common Stock in the “Electronic Pink Sheets” of the National Quotation Bureau. There can be no assurance as to the prices at which the shares of Common Stock will trade. Until shares of Common Stock become more broadly held and orderly markets develop and even thereafter, the prices of the Common Stock may fluctuate significantly. Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

o        The depth and liquidity of the markets for our Common Stock
o        Investor perception of us and the industry in which we participate
o        General economic and market conditions
o        Responses to quarter-to-quarter variations in operating results
o        Announcements of technological innovations or new solar cells by us or our competitors
o        Failure to meet securities analysts' estimates
o        Changes in financial estimates by securities analysts
o        Conditions, trends or announcements in the solar electric power industry
o        Announcements  of  significant  acquisitions,  strategic  alliances,  joint  ventures  or  capital  commitments  by us or  our competitors
o        Additions or departures of key personnel
o        Sales of Common Stock
o        Accounting pronouncements or changes in accounting rules that affect our financial statements
o        Other factors and events beyond our control

        POTENTIAL FUTURE SALES OF RESTRICTED SHARES COULD DEPRESS THE MARKET PRICE FOR OUR COMMON STOCK.

        Approximately 5,213,000 shares of Common Stock are issued and outstanding. We believe that approximately 4,013,000 of these shares are “restricted securities” as that term is defined in Rule 144 promulgated under the Act. Rule 144 provides in general that a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may sell within any three month period, an amount which does not exceed 1% of the then outstanding shares of Common Stock or (in certain circumstances, if greater) the average weekly trading volume during the four calendar weeks before such sale. Nearly all of the 4,013,000 shares believed to be restricted have been outstanding for over one year and thus will be eligible for sale under Rule 144. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of ours and who have beneficially owned the shares for a minimum period of two years. The possible sale of these restricted shares may, in the future dilute an investor’s percentage of freely tradeable shares and may depress the price of our Common Stock. Also, if substantial, such sales might also adversely affect our ability to raise additional equity capital. However, 3,750,000 of the approximately 4,013,000 shares believed to be “restricted securities” are held by an affiliate of ours and must (by law) be sold subject to the volume limitations of Rule 144 described above, thus restraining the number of shares that can sold in any period of time.

        THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

        The trading price of our Common Stock has been below $5.00 per share. As a result of this price level, trading in our Common Stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock affected. As a consequence, the market liquidity of our Common Stock could be severely limited by these regulatory requirements.

        WE DO NOT EXPECT TO PAY CASH DIVIDENDS.

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Thus far, the Company’s Common Stock has been traded on an extremely limited basis in the “Electronic Pink Sheets” of the National Quotation Bureau under the symbol “PVDC”. The Company has been advised that during the third quarter of 1999 one sale and purchase of 1,300 shares of Common Stock occurred at a price of $1.50 per share, and one sale and purchase of 1,100 shares and another sale and purchase of 200 shares occurred, both at a price of $1.75 per share. Other than as just described, the Company knows of no other sales and purchases of Common Stock. As of January 25, 2001, the Company had 13 holders of record. The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

        Pursuant to subscription agreements, the Company sold to an entity in August 2000 103,000 shares of Common Stock in consideration of $103,000. This issuance is claimed to be exempt pursuant to Regulation D under the Act.

ITEM 6. PLAN OF OPERATION

        The Company is not engaging in any material operations. The Company’s plan of operation for the next 12 months is to continue to seek a merger candidate that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such merger, the Company will be required to issue shares of its Common Stock as the sole consideration for such merger.

        During the next 12 months, the Company’s only foreseeable cash requirements will relate to maintaining the Company in good standing with its state of incorporation, maintaining the Company current in its SEC reporting obligations, or paying expenses associated with reviewing or investigating any potential business venture. Required cash may be advanced by management or principal stockholders as loans or additional capital contributions to the Company. Because the Company has not identified any such venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan or capital contribution. If an additional capital contribution is made, additional shares of Common Stock may be issued to the stockholder making the contribution.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The reports of Company’s Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-18 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The directors and executive officers of the Company are as follows:

         Name                                        Age               Positions

         Kent E. Lovelace, Jr.                       64                Director, President & Secretary

         Harvey Judkowitz                            56                Director & Treasurer

         Kent E. Lovelace, Jr. has served as a Director and the President and Secretary of the Company since October, 2000. Since 1975, he has served as President and Chief Executive Officer of Equitrust Mortgage Corporation, formerly Hancock Mortgage Corporation.

        Harvey Judkowitz has served as a Director and the Treasurer of the Company since September 1999. He is a certified public accountant and has been involved in his own public accounting practice since 1988.

        The authorized number of directors of the Company is presently fixed at two. Each director serves for a term of one year that expires at the following annual stockholders’ meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed. Currently, directors of the Company receive no remuneration for their services as such, but the Company will reimburse the directors for any expenses incurred in attending any directors meeting.

        There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

ITEM 10. EXECUTIVE COMPENSATION.

        The Company has never paid any compensation to any executive officer, and it currently has no employment contracts or other compensation agreements or plans with or with respect to any of its current executive officers.

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its discussions with certain reporting persons and its review of forms received from those persons, the Company believes that during the year ended December 31, 2000 all filing requirements applicable to the Company’s officers, directors and greater than 10 percent shareholders were satisfied, except that the Zack Curtin Trust (then a owner of more than 10% of the outstanding Common Stock) was late in filing a Form 4 regarding a charitable gift of 50,000 shares, which it subsequently corrected by the filing of a Form 5.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information as of December 31, 2000 concerning the beneficial ownership of the Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                                                              Shares of
                                                                                Common Stock Beneficially Owned (1)

         Name and Address of Beneficial Owner                 Number                             Percent

         Kent E. Lovelace, Jr.                                3,700,000                         70.97%
         Equitrust Mortgage Corporation
         1105 30th Ave., Suite 200
         Gulfport, Mississippi 39501

         Harvey Judkowitz                                        50,000(2)                       *
         10220 SW 124th St.
         Miami, Florida 33176

         All directors and officers
         as a group (two persons)                             3,750,000(2)                      71.94%

*  Less than one percent
---------------------

(1)      Includes  shares of Common  Stock  beneficially  owned  pursuant to options and warrants  exercisable  on December 31, 2000 or within 60 days thereafter.
(2)      Includes 50,000 shares that may be acquired pursuant to a stock option that is currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1.  Financial Statements:

         Independent Auditors' Report ..........................................................................F-1

         Balance Sheets as of October 31, 2000 and 1999 ....................................................... F-2

         Statements of Operations for the years ended
         October 31, 2000 and 1999 and the Period
         from March 10, 1999 (Date of Inception) to
         October 31, 2000...................................................................................... F-3

         Statements of Changes in Shareholders' Equity for the
         Period from March 10, 1999 (Date of
         Inception) to October 31, 2000 and 1999............................................................... F-4

         Statements of Cash Flows for the years
         ended December 31, 2000 and 1999 and the
         Period from March 10, 1999 (Date of Inception)
         to October 31, 2000................................................................................... F-7

        Notes to Financial Statements .........................................................................F-9

2.  Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts

3.  Exhibits:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

         Exhibit
         Number...Description

         3.01              First Amended and Restated  Certificate  of  Incorporation  of the Company is  incorporated herein by reference  from  Amendment  No. 1 to the  Company's  Form 10-SB  General Form for
                           Registration  of Securities of Small  Business  Issuers (SEC File No.  000-28587),  Exhibit
                           3.01.
         3.02              Bylaws of the Company is  incorporated  herein by  reference  from  Amendment  No. 1 to the
                           Company's  Form  10-SB  General  Form for  Registration  of  Securities  of Small  Business
                           Issuers (SEC File No. 000-28587), Exhibit 3.02.
         4.01              Specimen Common Stock  Certificate is  incorporated  herein by reference from the Company's
                           Registration Statement on Form S-8 (SEC File No. 333-45686), Exhibit 4.1.
         10.01             Patent License  Agreement  dated January 4, 2000 between the Company and Lawrence F. Curtin is  incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Form 10-SB
                           General  Form for  Registration  of  Securities  of Small  Business  Issuers  (SEC File No.
                           000-28587), Exhibit 10.01.
         10.02             Web Site Lease  Agreement  dated January 4, 2000 between the Company and Lawrence F. Curtin is  incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Form 10-SB
                           General  Form for  Registration  of  Securities  of Small  Business  Issuers  (SEC File No.
                           000-28587), Exhibit 10.02.
         10.03             Stock Option  Agreement  dated January 4, 2000 by the Company in favor of Harvey  Judkowitz is  incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Form 10-SB
                           General  Form for  Registration  of  Securities  of Small  Business  Issuers  (SEC File No.
                           000-28587), Exhibit 10.03.

          (b)     Reports on Form 8-K

                  The  Registrant  filed a Current  Report on Form 8-K on  October  19,  2000  reporting  on a change in control of the
                  Registrant.

INDEPENDENT AUDITORS' REPORT

To the Shareholders
Pan-International Holdings, Inc.
(Formerly Photovoltaics.Com, Inc.)
(A Development Stage Company)
Key Biscayne, Florida

We have audited the accompanying balance sheets of Pan-International Holdings, Inc. (formerly Photovoltaics.Com, Inc.) (a development stage company) as of October 31, 2000, March 10 to October 31, 1999, and the related statements of operations, changes in shareholders’ equity, and cash flows for the periods from November 1, 1999 to October 31, 2000, and March 10, 1999 (inception) to October 31, 1999, and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pan-International Holdings, Inc. (formerly known as Photovoltaics.Com, Inc.) (a development stage company) as of October 31, 2000, and March 10 to October 31, 1999, and the results of its operations, and its cash flows for the periods from November 1, 1999 to October 31, 2000, March 10, 1999 (inception) to October 31, 1999, and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has no established source of revenue, recurring losses from operations and negative working capital. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SEWELL AND COMPANY, PA

Hollywood, Florida
January 15, 2001

                  PAN-INTERNATIONAL HOLDINGS, INC.
             (FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.)
                    (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
                      OCTOBER 31, 2000 AND 1999

                                                                                2000                  1999
                                                                         -------------------   -------------------

                               Assets

Current assets
  Cash                                                                              $     -              $    800
                                                                         -------------------   -------------------
 Total current assets
                                                                                          -                   800

Intangible assets
  Patent licenses, net                                                               41,500                44,573
                                                                         -------------------   -------------------

                                                                                  $  41,500             $  45,373
                                                                         ===================   ===================

                Liabilities and Shareholders' Equity

Liabilities
  Accounts payable                                                                $   5,000             $   1,000
                                                                         -------------------   -------------------
 Total current liabilities
                                                                                      5,000                 1,000

Shareholders' Equity
  Common stock $.01 par value; 20 million shares
authorized; 5,213,000 and 4,945,300 issued
and outstanding                                                                      52,130                49,453
  Additional paid in capital                                                        309,920                44,897
  Deficit accumulation during the development stage                               (325,550)              (49,977)
                                                                         -------------------   -------------------
                                                                                     36,500                44,373
                                                                         -------------------   -------------------
                                                                                  $  41,500             $  45,373
                                                                         ===================   ===================

        PAN-INTERNATIONAL HOLDINGS, INC.
   (FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.)
         (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF OPERATIONS
                                                                                                       For the period
                                                                                                       March 10, 1999
                                                                                                        (inception)
                                                           For years ended October 31,                       to
                                                           2000                  1999                 October 31, 2000
                                                          ------------------    ------------------    ---------------------------

Expenses
Legal                                                       $  103,000               $     -                 $      103,000
Consulting                                                     100,000
                                                                                           -                        100,000
Website lease
                                                                47,427                     -                         47,427
Website expense
                                                                     -                44,583                         44,583
Accounting
                                                                17,620                 2,000                         19,620
Amortization
                                                                 3,073                 1,537                          4,610
General and administrative
                                                                 4,453                 1,857                          6,310
                                                          ------------------    ------------------    ---------------------------

                                                               275,573                49,977                        325,550
                                                     ------------------    ------------------    ---------------------------
                                                                                                                          -
Net loss                                                   $ (275,573)           $  (49,977)                $     (325,550)
                                                     ==================    ==================    ===========================

Earnings per share
   Net loss per common share                                $   (0.06)            $   (0.01)                 $       (0.07)
                                                     ==================    ==================    ===========================

             PAN-INTERNATIONAL HOLDINGS, INC.
        (FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.)
               (A DEVELOPMENT STAGE COMPANY)
       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE PERIOD MARCH 10, 1999 (INCEPTION)
               TO OCTOBER 31, 2000 AND 1999

                                                                Common Stock                                Paid in           Accumulated
                                                                   Shares               Amount              Capital             Deficit               TOTAL
                                                            --------------------------------------------------------------------------------------------------------

Issuance of common stock in exchange for
cash received from Zack Curtin Trust at
$0.01 per share on March  10, 1999                                                        $     3,750           $       -            $       -          $     3,750
                                                                         375,000

Issuance of common stock in exchange for
patent from Zack Curtin Trust at $0.01
per share on March  10, 1999
                                                                       3,375,000               33,750                   -                                    33,750

Issuance of common stock in exchange for
cash received at $ 0.02 per share on
March 17, 1999
                                                                       1,000,000               10,000       10,000                                           20,000

Issuance of common stock in exchange for
cash received at $1 per share on March 17, 1999
                                                                           5,000                   50        4,950                                            5,000

Issuance of common stock in exchange for
paint patent services at $0.01 per share on
July 31, 1999
                                                                          30,000                  300          -                                                300

Issuance of common stock in exchange for
paint patent services at $0.01 per share on
July 31, 1999
                                                                         100,000                1,000          -                                              1,000
                                                                 --------------------------------------------------------------------------------------------------------

                        Sub- total                                     4,885,000          $    48,850         $    14,950            $       -          $    63,800

             PAN-INTERNATIONAL HOLDINGS, INC.
        (FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.)
               (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
         FOR THE PERIOD MARCH 10, 1999 (INCEPTION)
               TO OCTOBER 31, 2000 AND 1999

                                                                Common Stock                                Paid in           Accumulated
                                                                   Shares               Amount              Capital             Deficit               TOTAL
                                                            --------------------------------------------------------------------------------------------------------
                           Sub-total
                                                                 4,885,000             $ 48,850              $14,950           $   -                       $ 63,800

Issuance of common stock in exchange for
paint patent services at $0.01 per share
on July 31, 1999                                                    25,000                  250                   -                                             250

Issuance of common stock in exchange for
cash to at $ 1 per share on July 31, 1999                           35,300                  353               29,947                                         30,300

Net loss                                                                                                                        (49,977)                    (49,977)
                                                            --------------------------------------------------------------------------------------------------------

Balance at October 31, 1999                                      4,945,300               49,453              44,897             (49,977)                     44,373

Issuance of common stock in exchange for
cash at $ 1 per share on January 31, 2000                           22,700                  227              22,473                                          22,700

Issuance of common stock in exchange for
cash at $ 1 per share on April 30, 2000                             45,000                  450              44,550                                           45,000
                                                            --------------------------------------------------------------------------------------------------------

                         Sub-total                               5,013,000          $    50,130         $   111,920         $   (49,977)          $   112,073

        (FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.)
               (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)
         FOR THE PERIOD MARCH 10, 1999 (INCEPTION)
               TO OCTOBER 31, 2000 AND 1999

                                                                Common Stock                                Paid in           Accumulated
                                                                   Shares               Amount              Capital             Deficit               TOTAL
                                                            --------------------------------------------------------------------------------------------------------

                         Sub-total                                                        $    50,130         $   111,920         $   (49,977)          $   112,073
                                                                       5,013,000

Issuance of common stock in exchange for
services at $ 1 per share on October 31,2000                             200,000                2,000             198,000                                  200,000
31, 2000

Net loss                                                                                                                             (275,573)            (275,573)
                                                            --------------------------------------------------------------------------------------------------------

Balance at October 31, 2000                                            5,213,000          $    52,130         $   309,920        $   (325,550)          $    36,500
                                                            ========================================================================================================

         PAN-INTERNATIONAL HOLDINGS, INC.
   (FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.)
          (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF CASH FLOWS
                                                                                                       For the period
                                                                                                       March 10, 1999
                                                                                                        (inception)
                                                         For years ended                                     to
                                                           October 31,
                                                             2000                  1999               October 31, 2000
                                                      -------------------   -------------------   -------------------------
  Cash flows from operating activities

  Net loss                                                  $  (275,573)          $   (49,977)             $     (325,550)
                                                      -------------------   -------------------   -------------------------

  Adjustments to reconcile net loss to net cash
  used by operating activities:
Compensation in exchange for stock
                                                                 200,000                                           200,000
   Amortization
                                                                   4,453                 1,537                       6,310
   Increase (decrease) in accounts payable
                                                                   4,000                 1,000                       5,000
                                                      -------------------   -------------------   -------------------------

   Total adjustments
                                                                 208,453                 2,537                     211,310
                                                      -------------------   -------------------   -------------------------

  Net cash used by operating activities
                                                                (67,120)              (47,440)                   (114,240)
                                                      -------------------   -------------------   -------------------------

Cash flows from investing activities:
  Cash payments for the purchase of property
                                                                       -              (10,810)                    (10,810)

                                                      -------------------   -------------------   -------------------------
  Net cash used by investing activities
                                                                       -              (10,810)                    (10,810)
                                                      -------------------   -------------------   -------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock
                                                                  67,700                59,050                     126,750
                                                      -------------------   -------------------   -------------------------

  Net cash provided by financing activities
                                                                  67,700                59,050                     126,750
                                                      -------------------   -------------------   -------------------------

Net increase (decrease) in cash
                                                                     580                   800                       1,700

Cash, beginning of period
                                                                     800                     -                           -
                                                      -------------------   -------------------   -------------------------

Cash, end of period                                           $    1,380             $     800               $       1,700
                                                      ===================   ===================   =========================

         PAN-INTERNATIONAL HOLDINGS, INC.
   (FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.)
          (A DEVELOPMENT STAGE COMPANY)
       STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of cash flow information:

Shareholders' equity notes
--------------------------
During the year ended October 31, 1999, the Company issued 4,415,300 shares of common stock pursuant
to a private offering. The proceeds from the offering were $59,050 in cash  net of offering cost of $5,000.

During the year ended October 31, 1999, the Company issued 530,000 shares of common stock in exchange
for patents valued at cost of $35,300.

PAN-INTERNATIONAL HOLDINGS, INC.
FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000 AND 1999

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pan-International Holdings, Inc. (formerly Photovoltaics.Com, Inc.) (a development stage company) was incorporated under the laws of the state of Delaware on March 10, 1999. On June 6, 2000, the Company changed its name to Pan-International Holdings, Inc.

The Company is licensing a process to manufacture thin film solar cells (photovoltaics). Photovoltaics is the name of the science that uses a semi conductive device to convert sunlight into electricity. The Company also plans to market the product through the Internet.

The Company is considered to be in the development stage and the accompanying financials represent those of a development stage company. During this time, the Company has been raising capital and developing a marketing plan.

Use of Estimates

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of three months or less at acquisition to be cash equivalents.

Amortization

Amortization of patents licenses is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

         Patent and license                                                                     15 years

Long Lived Assets

The Company continually evaluates the carrying value of property and equipment, goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

PAN-INTERNATIONAL HOLDINGS, INC.
FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000 AND 1999

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclassification

Certain reclassifications were made to the 1999 financial statements in order for the presentation to confirm to the 2000 financial statement presentation.

Stock Options

The Company elected to account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations, and accounts for stock options issued to non-employees in accordance with SFAS 123.

Basic Earnings (Loss) per Share

Basic earnings (loss) per share for each year is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during the year.

                                                          2000            1999              to 10/31/2000
                                                   --------------------------------     -------------------
Weighted average number of shares
     outstanding during the year                       4,985,025           4,779,564           4,912,441

In connection with the stock options, 50,000 shares of common stock are not included in the diluted earnings per share because the effect is antidilutive (See Note 6).

NOTE 2 INTANGIBLE ASSETS

Intangible assets represent the license to use the patent, which is owned by the prior owner of the Company. The patent is for a process to manufacture thin film solar cells (photovoltaics) used to convert sunlight into electricity (See Note 1). The patent license was contributed by the prior owner of the Company at cost in exchange for 3,375,000 shares of common stock valued at $0.01 per share, or a total of $33,750. Additional costs were incurred subsequent to the contribution.

At October 31, 2000 and 1999, intangible assets were summarized by major classification as follows:

                                                                            2000                   1999
                                                                       ------------            ------------

         Patent license                                                $     46,110                   $    46,110
         Less:  Accumulated amortization                                     (4,610)                (1,537)
                                                                       ------------           ------------

                                                                       $     41,500            $    44,573
                                                                       ============            ===========

Amortization expense for the year ended October 31, 2000 and 1999 was $3,073 and $1,537, respectively.

PAN-INTERNATIONAL HOLDINGS, INC.
FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000 AND 1999

NOTE 3 INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company’s income tax expense for the years ended October 31, 2000 and 1999 differed from the statutory federal rate of 20% as follows:

                                                                       October 31,            October 31,
                                                                          2000                     1999
                                                                   ----------------       ------------------
           Statutory rate applied to loss
                  before income taxes                                $      55,000          $      10,000
           State income taxes, net of
                 federal income tax effect                                   6,500                  1,000
           Increase in valuation allowance                                 (61,500)               (11,000)
                                                                     -------------          -------------

           Income Tax Expense                                     $              0        $             0
                                                                  ================        ===============

Deferred tax assets and liabilities consist of the following:

                                                                       October 31,            October 31,
                                                                          2000                     1999
                                                                   ----------------       ------------------
           Current deferred tax asset                           $                0      $               0
           Valuation allowance                                                   0                      0
                                                               -------------------      -----------------

                                                                $                0      $               0
                                                                ==================      =================

           Non-current tax asset                                     $      65,000        $        10,000
           Valuation allowance                                             (65,000)               (10,000)
                                                                    --------------        ---------------

                                                                $                0      $               0
                                                                ==================      =================

The non-current deferred tax asset results from the net operating loss carryforward, which approximates $325,550 at October 31, 2000, and $49,977 at October 31, 1999. The net operating loss carryforward, which is subject to annual limitations prescribed by the Internal Revenue Code, is available to offset future taxable income from 2019 through 2020. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

PAN-INTERNATIONAL HOLDINGS, INC.
FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000 AND 1999

NOTE 4 CAPITAL STOCK TRANSACTIONS

The Articles of Incorporation provide for the authorization of 20,000,000 shares of common stock at $0.01 par value, and 10,000,000 shares of preferred stock at $0.01 par value.

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

On July 31, 1999, 155,000 shares of common stock valued at $0.01 per share were issued in exchange for paint patent services, based on Board of Directors assessment of the value of services rendered.

On January 31, 2000, 22,700 shares of common stock valued at $1.00 per share were issued in exchange for cash.

On April 30, 2000, 45,000 shares of common stock valued at $1.00 per share were issued in exchange for cash.

On October 31, 2000, 200,000 shares of common stock valued at $1.00 per share were issued in exchange for consulting and legal services.

NOTE 5 RELATED PARTY TRANSACTIONS

On January 4, 2000, the Company entered into an agreement with its prior owner to lease a website for marketing and selling the solar cells for $10,000 per month beginning November 1, 1999. The Company terminated the contract on October 3, 2000, and was released of all liability. The Company had no sales during 2000. The total amount expensed under this contract was $47,427.

PAN-INTERNATIONAL HOLDINGS, INC.
FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000 AND 1999

NOTE 6 STOCK OPTIONS AND COMPENSATION PLAN

Stock Options

On November 10, 1999, the Company granted stock options to an officer to purchase 50,000 shares of its common stock at a price of $1.00 per share. Options granted are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Options granted have a term of 10 years from the date of the grant.

In accordance with SFAS 123, for options issued to non-employees, the Company applies APB No. 25 and elated interpretations in accounting for its plan. Accordingly, no compensation costs have been recognized for options issued under the plan as of October 31, 2000. Had compensation costs for the Company’s stock option been determined on the fair market value at the grant dates for the options, consistent with Statement of Accounting Standards No. 123, Accounting for Stock Based Compensation (Statement No. 123), the Company’s results of operations for the year ended October 31, 2000 would have changed to the pro-forma amounts indicated.

                  Net loss -                         As reported                                $ (275,573)
                                                     Pro-forma                                  $ (293,713)

                  Net loss from inception -          As reported                                $ (325,550)
                                                     Pro-forma                                  $ (343,690)

                  Net loss per share basic -         As reported                                $   0.0552
                                                     Pro-forma                                  $   0.0589

For financial statement disclosure purposes, the fair market value of each stock option granted to officers during 2000 was established at the date of grant using a Black-Scholes option-pricing model in accordance with Statement No. 123, with the following assumptions:

                  Expected dividend yield                                                           0%
                  Risk free interest rate                                                           5.07%
                  Expected time of exercise                                                         9 years
                  Expected volatility                                                               0%

PAN-INTERNATIONAL HOLDINGS, INC.
FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000 AND 1999

NOTE 6 STOCK OPTIONS AND COMPENSATION PLAN- continued

-------------------------------------------------------------------------------------------------------------------
                                              Percent of
                               Number of     total options                                         Value of Options
                             securities       granted to                                             at grant date
                              Underlying       employees in     Exercise or       Expiration       using an option-
                               options       fiscal year         base price         date             pricing model
-------------------------------------------------------------------------------------------------------------------

                                50,000           100%            $    1.00       11/09/2009             $0.3628

No options were exercised at October 30, 2000. Changes during the year are presented as follows:

          Weighted Average
                Stock Options                                          Number of Options                            Exercise Price
------------------------------------------------------------------------------------------------------------------------------------

              Balance at beginning of period                          0                        $         0
              Granted                                            50,000                               1.00
              Exercised                                               0                                  0
              Forfeited                                               0                                  0
                                                        ---------------                         ----------

              Balance at end of period                           50,000                          $    1.00
                                                            ===========                          =========

The following table summarizes information about stock options outstanding at October 31, 2000:

                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   -----------------------------------------     -----------------------------------------
                                 Weighted         Weighted                                       Weighted
Range of        Number            Average          Average                 Number                 Average
Exercise      Outstanding     Remaining           Exercise            Exercisable at             Exercise
  Price        at 10/31/00   Contracted Life       Price                  10/31/00                        Price
----------    ----------------------------------------------     --------------------------------------------------

$ 1.00            50,000             9           $ 1.00                    50,000                $ 1.00

PAN-INTERNATIONAL HOLDINGS, INC.
FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000 AND 1999

NOTE 6 STOCK OPTIONS AND COMPENSATION PLAN- continued

Stock Compensation Plan

In August 2000, the Company registered the “Year 2000” consultant compensation plan. The Company’s stock compensation plan provides that outside consultants or directors, officers, partners or employees of outside consultants may be granted shares of common stock. Under the plan, the total amount of common stock that may be granted is 2,000,000 shares. For the year ended October 31, 2000, a total of 200,000 shares valued at $1.00 per share were granted to outside consultants for services provided. No other shares were granted during the year ended October 31, 2000.

NOTE 7 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. The Company has no established source of revenue, recurring losses from operations and negative working capital. For the years ended October 31, 2000 and 1999, the Company showed operating losses of $275,573, and $49,977, respectively. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters includes raising working capital to assure the Company’s viability, through private or public equity offerings and/or debt financing; and/or through the acquisition of new business or private ventures.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pan-International Holdings, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 29, 2001

Pan-International Holdings, Inc.
(Registrant)

By: /s/ Kent E. Lovelace, Jr.
Kent E. Lovelace, Jr.
Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                Title                              Date

/s/ Kent E. Lovelace, Jr.           Director                  January 29, 2001
-------------------------
Kent E. Lovelace, Jr.

/s/ Harvey Judkowitz                Director                  January 29, 2001
---------------------
Harvey Judkowitz

                                                   EXHIBITS INDEX

         Exhibit
         Number   Description

         3.01              First Amended and Restated  Certificate  of  Incorporation  of the Company is  incorporated herein by reference  from  Amendment  No. 1 to the  Company's  Form 10-SB  General Form for
                           Registration  of Securities of Small  Business  Issuers (SEC File No.  000-28587),  Exhibit
                           3.01.
         3.02              Bylaws of the Company is  incorporated  herein by  reference  from  Amendment  No. 1 to the
                           Company's  Form  10-SB  General  Form for  Registration  of  Securities  of Small  Business
                           Issuers (SEC File No. 000-28587), Exhibit 3.02.
         4.01              Specimen Common Stock  Certificate is  incorporated  herein by reference from the Company's
                           Registration Statement on Form S-8 (SEC File No. 333-45686), Exhibit 4.1.
         10.01             Patent License  Agreement  dated January 4, 2000 between the Company and Lawrence F. Curtin is  incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Form 10-SB
                           General  Form for  Registration  of  Securities  of Small  Business  Issuers  (SEC File No.
                           000-28587), Exhibit 10.01.
         10.02             Web Site Lease  Agreement  dated January 4, 2000 between the Company and Lawrence F. Curtin is  incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Form 10-SB
                           General  Form for  Registration  of  Securities  of Small  Business  Issuers  (SEC File No.
                           000-28587), Exhibit 10.02.
         10.03             Stock Option  Agreement  dated January 4, 2000 by the Company in favor of Harvey  Judkowitz is  incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Form 10-SB
                           General  Form for  Registration  of  Securities  of Small  Business  Issuers  (SEC File No.
                           000-28587), Exhibit 10.03.