Form 10QSB
period 2001-01-31
PAN INTERNATIONAL HOLDINGS INC
filed 2001-03-26
CIK 1082431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-28587

PAN-INTERNATIONAL HOLDINGS, INC.

Incorporated pursuant to the Laws of Delaware

Internal Revenue Service — Employer Identification No. 65-0963621

1105 30th Ave., Suite 200, Gulfport, Mississippi 39501

(228) 868-6432

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _ _

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes __ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

        The number of shares of common stock, $0.01 par value, outstanding as of January 31, 2001: 5,213,000 shares

Transitional Small Business Disclosure Format (check one): Yes __ No X

                                                   PAN-INTERNATIONAL HOLDINGS, INC.
                                                   --------------------------------
                                                    QUARTER ENDED JANUARY 31, 2001

                                                                 INDEX
                                                                 -----

PART I.  FINANCIAL INFORMATION                                                       Page

         Item 1.  Financial Statements

         Condensed financial statements of Pan-International Holdings, Inc.:
         -------------------------------------------------------------------

            Balance sheet as of January 31, 2001                                        3
            Income statement for the three months ended January
                  31, 2001                                                              4

            Statement of cash flows for the three months ended
                  January 31, 2001                                                      5

            Notes to financial statements                                               6

         Item 2.  Plan of Operation                                                     7

PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K.                                  8

                             (a)Exhibits

SIGNATURE                                                                               8

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                     (A Development Stage Company)
                                                             Balance Sheet
                                                        As of January 31, 2001

                      ASSETS

     Cash                                                                                                   $   0
                                                                                                            -----

     Total Current Assets                                                                                       0

     Intangible Assets - Patent and license -net                                                           40,731
                                                                                                       ----------

     Total Assets                                                                                         $40,731
                                                                                                          =======

      LIABILITIES & STOCKHOLDERS' EQUITY

     Accounts payable                                                                                     $ 5,000

     Advances by stockholder                                                                               11,139

     Total Liabilities                                                                                     16,139
                                                                                                           ------

     Common stock, $0.01 par, 20,000,000 shares
     authorized, 5,213,000 shares issued and
     outstanding                                                                                           52,130
     Additional paid-in capital                                                                           309,920
     Retained Earnings                                                                                   (337,458)
                                                                                                         --------

     Total Stockholders' Equity                                                                            40,731
                                                                                                         --------

     Total Liabilities & Stockholders' Equity                                                         $40,731
                                                                                                          =======

                                                   Pan-International Holdings, Inc.
                                                     (A Development Stage Company)
                                                           Income Statement
                                              For the Three Months Ended January 31, 2001

REVENUES                                                                 $ -0-

EXPENSES
    General & administrative                                      $ 11,139
    Amortization                                                           769
                                                                           ---
                                                                      $ 11,908
                                                                        ------

       NET LOSS                                                       $(11,908)
                                                                      ========

NET LOSS PER COMMON SHARE                                            $(    .02)
WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                                            5,213,000

                                                    Pan-International Holdings, Inc.
                                                     (A Development Stage Company)
                                                        Statement of Cash Flows
                                              For the Three Months Ended January 31, 2001

CASH FLOWS FROM OPERATIONS
   Net deficit                                                                          $(11,908)
   Adjustments to reconcile net
     deficit to cash provided
       from operating activities
         Amortization                                                                        769
                                                                                             ---

     NET CASH USED BY OPERATING
         ACTIVITIES                                                                      (11,139)
                                                                                        --------                 -

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances by stockholder                                                                11,139
                                                                                        --------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                                         11,139
                                                                                        --------

     NET INCREASE (DECREASE) IN CASH                                                         -0-
     CASH BEGINNING                                                                          -0-
                                                                                          ------

     CASH ENDING                                                                           $ -0-
                                                                                           =====

PAN-INTERNATIONAL HOLDINGS, INC.
FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000 AND 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pan-International Holdings, Inc., a Delaware corporation (“Company”), a Development Stage Company, have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended October 31, 2000, as reported in Form 10-KSB, have been omitted.

Item 2. PLAN OF OPERATION.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                          Exhibit
                           Number           Description

                                    NONE

         (b)      Reports on Form 8-K

                                    NONE

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pan-International Holdings, Inc. has duly caused this annual report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2001

Pan-International Holdings, Inc.
(Registrant)

By: /s/ Kent E. Lovelace, Jr.
Kent E. Lovelace, Jr.
Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)