Form 10QSB
period 2001-04-30
PAN INTERNATIONAL HOLDINGS INC
filed 2001-06-05
CIK 1082431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2001

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

        The number of shares of common stock, $0.01 par value, outstanding as of April 30, 2001: 5,213,000 shares

Transitional Small Business Disclosure Format (check one): Yes __ No X

                                                   PAN-INTERNATIONAL HOLDINGS, INC.
                                                   --------------------------------
                                                     QUARTER ENDED APRIL 30, 2001

                                                                 INDEX
                                                                 -----

PART I.  FINANCIAL INFORMATION
Page

         Item 1.  Financial Statements

         Condensed financial statements of Pan-International Holdings, Inc.:
         -------------------------------------------------------------------

              Balance sheet as of April 30, 2001                                        3
              Income statements for the three and six months ended April
                  30, 2001 and 2000 and the period from inception (March 10,
                  1999) through April 30, 2001                                          4

              Statement of cash flows for the six months ended
                  April 30, 2001 and 2000                                               5

              Notes to financial statements                                             6

         Item 2.  Plan of Operation                                                     7

PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K.                                  8

                             (a)Exhibits

SIGNATURE                                                                               8

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                Pan-International Holdings, Inc.
                                                  (A Development Stage Company)
                                                          Balance Sheet
                                                       As of April 30, 2001

                      ASSETS

Cash .........................................................        $       0
                                                                       ========
     Total Assets ............................................        $       0
                                                                       ========

      LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts payable .............................................        $   5,000
Advances by stockholder ......................................           11,639
                                                                        =======
     Total Liabilities .......................................           16,639

Common stock, $0.01 par, 20,000,000 shares
     authorized, 5,213,000 shares issued and
     outstanding .............................................           52,130
Additional paid-in capital ...................................          309,920
Deficit accumulated during development stage .................         (378,689)
                                                                        =======
     Total Stockholders' Deficit .............................          (16,639)
                                                                        =======
     Total Liabilities & Stockholders' Deficit ...............        $       0
                                                                        =======

                        Pan-International Holdings, Inc.
                          (A Development Stage Company)
                             Statements of Expenses
           For the Three and Six Months Ended April 30, 2001 and 2000
                 and the Period from Inception (March 10, 1999)
                             through April 30, 2001

                                                                                                Inception
                                         3 Months Ended                6 Months  Ended         to Apr. 30,
                                         2001           2000           2001           2000         2001
                                    -----------    -----------    -----------    -----------    -----------

EXPENSES
     Legal .....................   $         0    $         0    $     4,875    $         0    $   107,875
     Consulting ................             0              0              0              0        100,000
     Website lease .............             0              0              0              0         47,427
     Website expense ...........             0              0              0              0         44,583
     Accounting ................           500              0          5,840              0         25,460
     Amortization ..............             0            768            769          1,537          5,379
     Impairment expense ........        40,731              0         40,731              0         40,731
     General and  admin ........             0          1,819            924         12,691          7,234
                                     -----------    -----------    -----------    -----------    -----------

         Net (loss) ............   $   (41,231)   $    (2,587)   $   (53,139)   $   (14,228)   $  (378,689)
                                     ===========    ===========    ===========    ===========    ===========

(Loss) per common share .......    $     (.001)   $    (.0005)   $     (.011)   $     (.003)
Weighted average
     shares outstanding ........     5,013,000      5,013,000      5,213,000      4,800,914

                        PAN-INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                     6 Months Ended April 30, 2001 and 2000

                                                           2001        2000
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) ........................                $(53,139)   $(14,228)
     Adjustments to reconcile net income
         to net cash provided by
         operating activities:
             Amortization ..............                     769       1,537
             Payment of accounts payable                       0      (1,000)
             Impairment expense ........                  40,731           0
                                                        --------    --------
       NET CASH USED BY
                  OPERATING ACTIVITIES .                 (11,639)    (13,689)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock ..........                       0      56,200
     Advances by stockholder ...........                  11,639           0
                                                        --------    --------
       NET CASH PROVIDED BY
                  FINANCING ACTIVITIES .                  11,639      56,200
                                                        --------    --------
NET INCREASE (DECREASE) IN CASH ........                       0      42,511

CASH - Beginning  ......................                       0         800
                                                        --------    --------
     - End of period ...................                $      0    $ 43,311
                                                        ========    ========

PAN-INTERNATIONAL HOLDINGS, INC.
FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2001

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

Pan-International Holdings, Inc.
(Registrant)

By	/s/Kent E. Lovelace, Jr. ______________________________ Kent E. Lovelace, Jr., Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Dated: June 5, 2001