Form 10QSB
period 2001-07-31
PAN INTERNATIONAL HOLDINGS INC
filed 2001-09-13
CIK 1082431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2001

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

        The number of shares of common stock, $0.01 par value, outstanding as of July 31, 2001: 5,213,000 shares

Transitional Small Business Disclosure Format (check one): Yes __ No X

                                                   PAN-INTERNATIONAL HOLDINGS, INC.
                                                   --------------------------------
                                                      QUARTER ENDED JULY 31, 2001

                                                                 INDEX
                                                                 -----

PART I.  FINANCIAL INFORMATION
                                                                                        Page

         Item 1.  Financial Statements

         Condensed financial statements of Pan-International Holdings, Inc.:
         -------------------------------------------------------------------

              Balance sheet as of July 31, 2001                                         3
              Statements of expenses for the three and nine months
                  ended July 31, 2001 and 2000 and for the period
                  from inception (March 10, 1999) through July 31,
                  2001                                                                  4

              Statements of cash flows for the nine months ended
                  July 31, 2001 and 2000                                                5

              Notes to financial statements                                             6

         Item 2.  Plan of Operation                                                     7

PART II. OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K.                                  8

                             (a)Exhibits

SIGNATURE                                                                               8

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        Pan-International Holdings, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               As of July 31, 2001

                      ASSETS

Cash                                                                     $   0
                                                                         -----

     Total Current Assets                                                    0
                                                                          ----

     Total Assets                                                        $   0
                                                                          =====

      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                                         $ 5,000

Advances by stockholder                                                   18,174
                                                                          ------

     Total Liabilities                                                    23,174
                                                                          ------

Common stock, $0.01 par, 20,000,000 shares
     authorized, 5,213,000 shares issued and
     outstanding                                                          52,130
Additional paid-in capital                                               309,920
Retained Earnings                                                       (385,224)
                                                                        --------

     Total Stockholders' Equity                                         (23,174)
                                                                        --------

     Total Liabilities & Stockholders' Equity                           $      0
                                                                        ========

                        Pan-International Holdings, Inc.
                          (A Development Stage Company)
                             Statements of Expenses
           For the Three and Nine Months Ended July 31, 2001 and 2000
                 and the Period from Inception (March 10, 1999)
                              through July 31, 2001

                                                                                                 Inception
                                                3 Months Ended                 9 Months  Ended   to July 31,
                                                 2001         2000            2001        2000      2001
                                                -------     --------         --------  ------     --------

EXPENSES
     Legal                                     $1,698           $0          $6,573         $0      $109,573
     Consulting                                     0            0              0           0       100,000
     Website lease                                  0            0              0       4,344        47,427
     Website expense                                0       40,427              0      44,583        44,583
     Accounting                                   500            0          6,340           0        25,960
     Amortization                                   0          768            769       2,306         5,379
     Impairment expense                             0            0         40,731           0        40,731
     General and admin.                         4,337        2,364          5,261       6,563        11,571
                                               ------       ------       --------      ------       -------

                        Net (loss)            $(6,535)    $(43,559)      $(59,674)   $(57,796)    $(385,224)
                                              ========    ========       ========    ========      =========

(Loss) per common share                        $(.001)     $(.0009)        $(.011)   $  (.012)
Weighted average
     shares outstanding                     5,213,000     5,013,000      5,213,000   4,975,515

                        PAN-INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                      9 Months Ended July 31, 2001 and 2000

                                                               2001              2000
                                                             ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                              $(59,674)         $(57,796)
     Adjustments to reconcile net income
         to net cash provided by
         operating activities:
             Amortization                                         769             2,306
             Payment of accounts payable                            0            (1,000)
             Impairment expense                                40,731                 0
                                                              -------         ---------
       NET CASH USED BY
                  OPERATING ACTIVITIES                        (18,174)          (56,490)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                       0            55,690
     Advances by stockholder                                   18,174                 0
                                                             --------         ---------
       NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                         18,174            56,200
                                                             --------         ---------
NET INCREASE (DECREASE) IN CASH                                     0              (800)

CASH   - Beginning of period                                        0               800
                                                              --------         ---------
         - End of period                                         $  0            $    0
                                                              ========         =========

PAN-INTERNATIONAL HOLDINGS, INC.
FORMERLY KNOWN AS PHOTOVOLTAICS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pan-International Holdings, Inc., a Delaware corporation ("Company"), a Development Stage Company, have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended October 31, 2000, as reported in Form 10-KSB, have been omitted.

ITEM 2. PLAN OF OPERATION.

The Company is not engaging in any material operations. The Company's plan of operation for the next 12 months is to continue to seek a merger candidate that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such merger, the Company will be required to issue shares of its Common Stock as the sole consideration for such merger.

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing with its state of incorporation, maintaining the Company current in its SEC reporting obligations, or paying expenses associated with reviewing or investigating any potential business venture. Required cash may be advanced by management or principal stockholders as loans or additional capital contributions to the Company. Because the Company has not identified any such venture as of the date of this Quarterly Report, it is impossible to predict the amount of any such loan or capital contribution. If an additional capital contribution is made, additional shares of Common Stock may be issued to the stockholder making the contribution.

Although the Company has not identified any merger candidate as of the date of this Quarterly Report, Kent E. Lovelace, Jr., the controlling stockholder of the Company, has advised the Company that he has entered into a binding agreement to sell control of the Company to another party. The consummation of the sale provided by this agreement is subject to certain contingencies, and there can be no assurance that this sale transaction will be completed. If this sale transaction is completed, the purchaser intends to merge an existing business into the Company, although no particular business is contractually required. Mr. Lovelace has indicated that he has only very limited information regarding the particular plans of the purchaser, if the sale transaction is completed.

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

Dated: September 13, 2001