Form 10KSB
period 2001-10-31
GLOBAL BUSINESS SERVICES INC
filed 2002-01-30
CIK 1082431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended OCTOBER 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from___________to __________

                        Commission file number 000-28587

                         GLOBAL BUSINESS SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                      65-0963621
 (State or other jurisdiction of               (IRS Employer Identification No.)
   incorporation or organization)

         213 SOUTH ROBERTSON BOULEVARD, BEVERLY HILLS, CALIFORNIA 90211
                    (Address of principal executive offices)

                                 (310) 288-4585
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value.

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     For the fiscal year ended October 31, 2001, the registrant had no revenue. As of October 31, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $282,225. As of October 31, 2001, the registrant had 2,725,750 shares of common stock outstanding.

     Documents Incorporated by Reference: NONE

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX

                                     PART I.

Item 1.  Business                                                              2

Item 2.  Properties                                                            7

Item 3.  Legal Proceedings                                                     7

Item 4.  Submission of Matters to a Vote of Security Holders                   7

                                    PART II.

Item 5.  Market for the Registrant's Common Equity and                         8
         Related Stockholder Matters

Item 6.  Plan of Operation                                                     8

Item 7.  Financial Statements                                                  9

Item 8.  Changes in and Disagreements with Accountants                        15
         on Accounting and Financial Disclosure

                                    PART III.

Item 9.  Directors, Executive Officers, Promoters and Control                 16
         Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation                                               17

Item 11. Security Ownership of Certain Beneficial Owners                      17
         and Management

Item 12. Certain Relationships and Related Transactions                       18

                                    PART IV.

Item 13. Exhibits and Reports on Form 8-K                                     18


ITEM 1.   BUSINESS.

RECENT DEVELOPMENTS

Unless otherwise indicated, and except as qualified by the information set forth under this heading, information contained in this Annual Report is as of October 31, 2001.

On November 19, 2001, Kent Lovelace, Jr. sold an aggregate of 1,850,000 shares of the Company's common stock to World Call Funding, Inc. ("World Call"), a California corporation wholly-owned by Stephen M. Thompson. The shares represented approximately 68% of the then outstanding shares of common stock of the Company and resulted in a change of control of the Company. On November 28, 2001 the Board of Directors was expanded from two persons to four persons and Mr. Thompson and George Marlowe were appointed as directors of the Company. On the same date Mr. Lovelace and Harvey Judkowitz resigned as the President and Secretary of the Company, respectively, Mr. Thompson was appointed the Chairman, President and Chief Executive Officer and Seth Horn was appointed Chief Financial Officer of the Company. On December 12, 2001, the name of the Company was changed from Pan-International Holdings, Inc. to Global Business Services, Inc.

On October 17, 2001, the Company executed a letter of intent with Cyber Centers, Inc., a Nevada corporation ("Cyber Centers") with respect to the proposed acquisition by the Company of all of the outstanding shares of Cyber Centers in exchange for a minimum of 4,000,000 and a maximum of 6,000,000 shares of common stock of the Company. Cyber Centers owns, operates and franchises stores under the names Postal Connection and Cyber Centers. The stores provide mailbox rental and postal services as well as shipping, packing, facsimile transmission, video conferencing capability, photocopy, internet access, notary, money wiring, bill payment, cellular phone sales and related services. The acquisition is subject to a number of contingencies including approval by the Board of Directors and the shareholders of Cyber Centers and the Board of Directors of the Company, due diligence by the Company and the execution of a definitive agreement between the Company and the shareholders of Cyber Centers. As of the date of the filing of this Annual Report the holders of a majority of the outstanding shares of Cyber Centers had approved the proposed transaction but a definitive agreement had not been executed. It is not anticipated that approval of the transaction by the shareholders of the Company will be required. As a result of these recent events, the information contained in this Annual Report should be read together with the previous paragraphs and any filings on Form 8-K or Form 10-QSB made by the Company after October 31, 2001.

Effective October 15, 2001, the outstanding shares of common stock of the Company were reverse split on a one-for-two basis. All numbers of shares referred to in this Annual Report have been adjusted to reflect the reverse stock split.

GENERAL

Global Business Services, Inc. (formerly Pan-International Holdings, Inc.) (the "Company") was incorporated on March 10, 1999 under the laws of the State of Delaware under the name "Photovoltaics.com, Inc." The Company was formed for purposes of manufacturing (through a proprietary process and design) thin film solar cells and selling such cells by means of a site on the World Wide Web. The Company was unsuccessful in launching this business. The Company changed its name to Pan-International Holdings, Inc. on June 6, 2000.

The Company does not now have any meaningful business operations, and, except as set forth under the heading "Current Developments" above, it has no plans to engage in any such operations. The Company is essentially a "shell" company. In its present form, the Company may be viewed as a vehicle to acquire or merge with a business or another company. The Company intends to seek actively an appropriate merger or acquisition candidate in a transaction that would likely result in a change in the control and management of the Company. The search of an appropriate acquisition or merger candidate commenced in November 2000. The Company does not intend to restrict its search to any particular business or industry. The nature of the business in which the Company will engage in the future, the terms and circumstances under which the Company will engage in such business and even whether or not the Company will engage in a future business, are now uncertain. There can be no assurance that any future enterprise of the Company will be profitable or successful.

The Company recognizes that because of its total lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to acquisition or merger candidates who desire to avoid what they believe to be the adverse factors related to an initial public offering. The most prevalent of these factors include substantial time requirements, legal costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, and other conditions or requirements imposed by various federal and state securities laws, rules and regulations.

Because the Company has no assets, conducts no business and has no employees, management anticipates that any acquisition or merger would require the Company to issue shares of its common stock ("Common Stock") as the sole consideration for the transaction. This is likely to result in substantial dilution of the percentage ownership interests of current stockholders. Any acquisition or merger candidate (regardless of its prospects) would require the Company to issue a substantial number of shares of its Common Stock to complete any such transaction. The Company believes that this number of shares may be between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction.

The Company's Board of Directors will make the final determination to complete any acquisition or merger, and the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Certificate of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, Stephen M. Thompson, who is a director and President of the Company, beneficially owns approximately 68% of the outstanding shares of Common Stock of the Company, and could approve any acquisition or merger he believes acceptable.

RISK FACTORS

In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

1. WE DO NOT HAVE ANY MEANINGFUL REVENUES OR ASSETS.

     We do not have any meaningful revenues or assets, and we do not expect any until we complete an acquisition or merger. There can be no assurance that any business merged into us will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

2. WE EXPECT THAT IN THE FUTURE WE MAY ENTER INTO AN ACQUISITION OR MERGER TRANSACTION IN WHICH OUR MANAGEMENT AND OUR CONTROL MAY CHANGE. WE HAVE NOT ENTERED INTO A DEFINITIVE AGREEMENT REGARDING ANY ACQUISITION OR MERGER CANDIDATE; THEREFORE, WE HAVE NO CURRENT SUBSTANTIVE DISCLOSURE RELATING TO ANY ACQUISITION OR MERGER THAT MAY OCCUR IN THE FUTURE.

     We now intend to seek actively an appropriate acquisition or merger candidate in a transaction that would likely result in a change our management and the control of us. The search for an appropriate merger candidate commenced only in November 2000, and the only meaningful discussions regarding an acquisition resulted in the letter of intent referred to in the third paragraph under the heading "Recent Developments" above. There can be no assurance that the transaction with the shareholders of Cyber Centers will be completed. Because we have not yet disclosed any information concerning Cyber Centers or identified any other merger or acquisition candidate, prospective purchasers or sellers of our securities have no substantive information upon which to base a decision to purchase or sell.

3. WE HAVE NOT SPECIFIED AN INDUSTRY IN WHICH A COMPANY MUST CONDUCT ITS BUSINESS IN ORDER TO RECEIVE CONSIDERATION AS AN ACQUISITION OR MERGER CANDIDATE; MOREOVER, ANY MERGER WILL HAVE UNASCERTAINABLE RISKS.

     We do not intend to limit our consideration of an acquisition or merger candidates to any particular industry or business. Accordingly, prospective purchasers or sellers of our securities currently have no basis to evaluate the comparative risks and merits of any acquisition or merger we may undertake in the future. If we acquire or merge with a business in a highly risky industry, we will become subject to those risks. Similarly, if we acquire or merge with a financially unstable business or a business that is in the early stages of development, we will become subject to the numerous risks to which such businesses are subject. Although we intend to consider the risks inherent in any industry and business in which an acquisition or merger candidate is involved, there can be no assurance that we will correctly assess such risks. Moreover, any acquisition or merger transaction would involve the risk of potential unknown liabilities associated with the merged business. There can be no assurance that we would be able to avoid these liabilities.

4. WE CURRENTLY HAVE NO CERTAINTY REGARDING ANY ACQUISITION OR MERGER, AND OUR STOCKHOLDERS MAY NOT NECESSARILY BE PERMITTED TO APPROVE OR DISAPPROVE ANY SUCH TRANSACTION.

     Except as disclosed under the heading "Recent Developments" above we have entered into no understanding or agreement (binding or non-binding) regarding any particular acquisition or merger. Accordingly, the certainty and structure of any acquisition or merger and the percentage ownership interest of our current stockholders after any such transaction is uncertain. Depending on the ultimate structure of any future transaction, our stockholders may or may not be legally permitted to approve or disapprove such transaction. Accordingly, our stockholders may be required to rely completely on the discretion of our management in all matters pertaining to any future acquisition or merger.

5. WE EXPECT THAT THE PERCENTAGE OWNERSHIP OF EXISTING STOCKHOLDERS WILL BE SIGNIFICANTLY DILUTED IF WE COMPLETE AN ACQUISITION OR MERGER.

     Our Board of Directors will determine the size of any issuances of shares in connection with any acquisition or merger. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance. Nonetheless, we expect to issue a significant number of shares of our Common Stock to complete any future acquisition or merger of the nature we are currently seeking. As a result, existing stockholders can expect to experience a significant ownership dilution.

6. WE DEPEND ON CERTAIN KEY PERSONNEL.

     Until November 28, 2001 we substantially depended upon the efforts and skills of Kent E. Lovelace, Jr., then an officer and director. As of such date Mr. Lovelace resigned as an officer and Stephen M. Thompson became President and a director. We currently depend upon his services as such. The loss of Mr. Thompson's services, or his inability to devote sufficient attention to our operations, could materially and adversely affect our operations. We do not maintain key man life insurance on Mr. Thompson. Mr. Thompson has not entered into an employment agreement or an agreement not to compete with us.

7. OUR AUTHORIZED PREFERRED STOCK EXPOSES STOCKHOLDERS TO CERTAIN RISKS.

     Our Certificate of Incorporation authorizes the issuance of Preferred Stock. No shares of Preferred Stock were issued as of January 15, 2002. The authorized Preferred Stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. While our Board of Directors must exercise its fiduciary duties in connection with the creation and issuance of any Preferred Stock, any Preferred Stock hereafter created could feature rights and preferences adverse to the holders of our Common Stock.

8. MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK.

     As of December 31, 2001 Stephen M. Thompson, one of our directors and our President, through his ownership of World Call Funding, Inc., controls approximately 68% of our outstanding Common Stock. As a result, subject to any fiduciary duties he may have to the Company, he can control all matters requiring stockholder approval and thus our management and affairs. Matters that typically require stockholder approval include:

        election of directors
        merger or consolidation with another entity sale of all or substantially all of our assets

     This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our Common Stock.

9. OUR COMMON STOCK HAS EXPERIENCED ONLY EXTREMELY LIMITED TRADING.

     There has been only extremely limited trading of shares of our Common Stock in the "Electronic Pink Sheets". The Pink Sheets is not an automated quotation system and is characterized by low volume of trading. There can be no assurance as to the prices at which the shares of Common Stock will trade or as to the future volume of trading. Until shares of Common Stock become more broadly held and orderly markets develop and even thereafter, the prices of the Common Stock may fluctuate significantly. Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

        The depth and liquidity of the markets for our Common Stock
        Investor perception of us and the industry in which we participate General economic and market conditions
        Responses to quarter-to-quarter variations in operating results
        Failure to meet securities analysts' estimates
        Changes in financial estimates by securities analysts
        Announcements  of  significant  acquisitions,  strategic  alliances, joint ventures or capital commitments by us or our competitors Additions or departures of key personnel
        Sales of Common Stock
        Accounting pronouncements or changes in accounting rules that affect our financial statements
        Other factors and events beyond our control

10. POTENTIAL FUTURE SALES OF RESTRICTED SHARES COULD DEPRESS THE MARKET PRICE FOR OUR COMMON STOCK.

     Approximately 2,725,750 shares of Common Stock are issued and outstanding as of October 31, 2001. We believe that approximately 2,161,300 of these shares are "restricted securities" as that term is defined in Rule 144 promulgated under the Act. Rule 144 provides in general that a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may sell within any three month period, an amount which does not exceed 1% of the then outstanding shares of Common Stock or (in certain circumstances, if greater) the average weekly trading volume of the Common Stock during the four calendar weeks before such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of ours and who have beneficially owned the shares for a minimum period of two years. The possible sale of these restricted shares may, in the future dilute an investor's percentage of freely tradeable shares and may depress the price of our Common Stock. Also, if substantial, such sales might also adversely affect our ability to raise additional equity capital. However, as of the date of this Annual Report 1,850,000 of the shares believed to be "restricted securities" are controlled by Stephen M. Thompson, an affiliate of ours. These shares will not be eligible for sale under Rule 144 until November 19, 2003 and may only be sold subject to the volume limitations of Rule 144 described above for so long as Mr. Thompson remains an affiliate and for three months thereafter.

11. THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

     The trading price of our Common Stock has been substantially below $5.00 per share. As a result of this price level, trading in our Common Stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share ("penny stock"), subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock affected. As a consequence, the market liquidity of our Common Stock could be severely limited by these regulatory requirements.

12. WE DO NOT EXPECT TO PAY CASH DIVIDENDS.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future.

ITEM 2. PROPERTIES.

As of October 31, 2000 the principal executive offices of the Company were located at 30th Ave., Suite 200, Gulfport, Mississippi 39501. On November 28, 2001 the executive offices were relocated to 213 South Robertson Boulevard, Beverly Hills, California 90211 and the telephone number is 310-288-4585.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 12, 2001 we solicited the consent of our stockholders to amending the name of the Company from Pan-International Holdings, Inc. to Global Business Services, Inc. 2,025,00 shares voted in favor of the proposal, no shares voted against the proposed and 700,750 shares abstained or were broker non-votes.

                                    PART II.

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS.

The Company's Common Stock has been traded on an extremely limited basis in the "Electronic Pink Sheets" under the symbol PVDC until December 21, 2001 and thereafter under the symbol GBSS. The "Pink Sheets" is not an automated quotation system and is characterized by a low volume of trading. The Company has been advised that during the third quarter of 1999 one sale and purchase of 1,300 shares of Common Stock occurred at a price of $1.50 per share, and one sale and purchase of 1,100 shares and another sale and purchase of 200 shares occurred, both at a price of $1.75 per share. No trades took place thereafter until the quarter ended September 28, 2001 when the high and low bid prices were $.40 and $.30, respectively. During the last quarter of 2001 the high and low bid prices were $.80 and $.45, respectively. These quotations are inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of December 31, 2001, the Company had approximately 18 holders of record. The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

ITEM 6. PLAN OF OPERATION.

The Company is not engaged in any material operations. The Company's plan of operation for the next 12 months is to continue to seek an acquisition or merger candidate that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such acquisition or merger, the Company will be required to issue shares of its Common Stock as the sole consideration for such transaction. As of the date of this Annual Report the Company is engaged in negotiating the acquisition of Cyber Centers, Inc. referred in Item 1 under the heading "Recent Developments".

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of the Company's Independent Auditors appears at Page F-1 hereof, and the Financial Statements of the Company appear at Pages F-2 through F-7 hereof.


                           INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Global Business Services, Inc.
   (formerly Pan-International Holdings, Inc.)
   (A Development Stage Company)
   Beverly Hills, California

We have audited the  accompanying  balance sheets of Global  Business  Services,
Inc., as of October 31, 2001 and the related statements of expenses, stockholders deficit, and cash flows for each of the two years ended October 31, 2001 and 2000, and the period from March 10, 1999 (Inception) through October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Business Services, Inc., as of October 31, 2001 and the results of its operations and its cash flows for each of the two years ended October 31, 2001 and 2000, and the period from March 10, 1999 (Inception) through October 31, 2001 in conformity with accounting principles generally accepted in the United States.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

December 1, 2001

                 See accompanying summary of accounting policies
                       and notes to financial statements.
                         GLOBAL BUSINESS SERVICES, INC.
                   (formerly Pan-International Holdings, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
                                October 31, 2001


ASSETS                                                                 $       0
                                                                       =========

LIABILITIES
     Accounts payable                                                  $   3,644


STOCKHOLDERS' DEFICIT
     Common stock, $.01 par value, 20,000,000
         shares authorized, 2,725,750 issued
         and outstanding                                                  27,258
     Paid in capital                                                     513,080
     Deficit accumulated during the development stage                   (543,982)
                                                                       ---------
     TOTAL STOCKHOLDERS' DEFICIT                                        (  3,644)
                                                                       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $       0
                                                                       =========

                         GLOBAL BUSINESS SERVICES, INC.
                   (formerly Pan-International Holdings, Inc.)
                          (A Development Stage Company)
                             Statements of Expenses
                For the Years Ended October 31, 2001 and 2000 and
                   the period from March 10, 1999 (Inception)
                            Through October 31, 2001


                                                                                      Inception
                                                                                       Through
                                                                                       Oct. 31,
                                                    2001              2000              2001
                                                 ---------        ---------        -----------
EXPENSES
     General & administrative                    $  18,482        $ 272,500           $543,982
                                                 ---------        ---------          ---------
         Net loss                                $( 18,482)       $(272,500)         $(543,982)
                                                 =========        =========          =========

Basic and diluted loss per common share              $(.00)           $(.06)
Weighted average shares outstanding              2,606,500        2,492,413

                         GLOBAL BUSINESS SERVICES, INC.
                   (formerly Pan-International Holdings, Inc.)
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit
                 For the period from March 10, 1999 (Inception)
                            Through October 31, 2001

                                                                       Additional
                                                                         Paid In     Accumulated
                                            Shares           Par        Capital        Deficit             Total
                                         ---------       -------        --------       ---------         ---------
All share amounts restated
  for the October 25, 2001
  1 for 2 reverse stock split
Shares issued for
 - cash on Mar. 10,
    1999                                   187,500       $ 1,875         $ 1,875                         $   3,750
 - patent on Mar. 10,
    1999                                 1,687,500        16,875          16,875                            33,750
 - cash on Mar. 17,
    1999                                   502,500         5,025        $ 19,975                            25,000
 - services on
    July 31, 1999                           77,500           775         154,225                           155,000
 - cash on July 31,
    1999                                    17,650           177          35,123                            35,300
Net loss                                                                               $(253,000)         (253,000)
                                         ---------       -------        --------       ---------         ---------
Balance on
  October 31, 1999                       2,472,650        24,727         228,073        (253,000)         (    200)

Shares issued for
 - cash on Jan. 31,
    2000                                    11,350           113          22,587                            22,700
 - cash on April 30,
    2000                                    22,500           225          44,775                            45,000
 - services on
    Oct. 31, 2000                          100,000         1,000         199,000                           200,000
Net loss                                                                                (272,500)         (272,500)
                                         ---------       -------        --------       ---------         ---------
Balance on
  October 31, 2000                       2,606,500        26,065         494,435        (525,500)         (  5,000)

Shares issued for
 - services on
   Oct. 31, 2001                           119,250         1,193                                             1,193

Contribution of
  amount payable to
  stockholder to
  Paid in capital                                                         18,645                            18,645

Net loss                                                                                ( 18,482)         ( 18,482)
                                         ---------       -------        --------       ---------         ---------
Balances on
  October 31, 2001                       2,725,750       $27,258        $513,080       $(543,982)         (  3,644)
                                         =========       =======        ========       =========         =========

                         GLOBAL BUSINESS SERVICES, INC.
                   (formerly Pan-International Holdings, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                For the Year Ended October 31, 2001 and 2000 and
                   the period from March 10, 1999 (Inception)
                            Through October 31, 2001

                                                                                                       Inception
                                                                                                        Through
                                                                                                       Oct. 31,
                                                                       2001             2000             2001
                                                                      ---------        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $( 18,482)       $(272,500)        $(543,982)
     Adjustments to reconcile net income
         to net cash provided by
         operating activities:
           Stockholder payable contributed
             to capital                                                  18,645                             18,645
           Stock issued for services                                      1,193          200,000           356,193
           Stock issued for patent                                                                          33,750
     Changes in:
       Accounts payable                                                (  1,356)           4,000             3,644
                                                                      ---------        ---------         ---------
       NET CASH USED BY
                  OPERATING ACTIVITIES                                        0         ( 68,500)         (131,750)
                                                                      ---------        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock for cash                                                       67,700           131,750
                                                                      ---------        ---------         ---------

NET INCREASE (DECREASE) IN CASH                                               0         (    800)                0

CASH   - Beginning of period                                                  0              800                 0
                                                                      ---------        ---------         ---------
         - End of period                                              $       0        $       0         $       0
                                                                      =========        =========         =========

                         GLOBAL BUSINESS SERVICES, INC.
                   (formerly Pan-International Holdings, Inc.)
                          (A Development Stage Company)
                          Notes to financial statements



NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Pan-International Holdings, Inc. (the "Company") (formerly Photo-Voltaics, Inc.) was incorporated under the laws of Delaware on March 10, 1999. On June 6, 2000, the Company changed its name to Pan-International Holdings, Inc. In November 2001, the Company changed its name again to Global Business Services, Inc.

Estimates and assumptions that affect amounts reported are used by management to prepare these financial statements and accompanying footnotes in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenues.  The Company currently has no policy for revenue recognition.

Income taxes. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic loss per common share is calculated by dividing the net loss by the weighted average shares outstanding. There are no dilutive securities.

Stock options and warrants. The Company accounts for stock options and warrants issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.


NOTE 2 INCOME TAXES

The Company incurred a significant ownership change as of July 31, 2001. Consequently, the Company's accumulated net operating losses of $149,924 at this date are lost. Net operating losses of $5,308 since this date may be offset against future income until October 31, 2021.


NOTE 3 ISSUANCE OF COMMON STOCK

FOR CASH

On March 10, 1999, the Company sold 375,000 shares to the founder for $.01 per share for a total value of $3,750. On March 17, 1999, the Company sold 1,000,000 shares for $.02 per share for a total value of $20,000. On March 17, 1999, the

Company sold 5,000 shares for $1 per share for a total value of $5,000. On July 31, 1999, the Company sold 35,300 shares for $1 per share for a total value of $35,300. On January 31, 2000, the Company sold 22,700 shares for $1 per share for a total value of $22,700. On April 30, 2000, the Company sold 45,000 shares for $1 per share for a total value of $45,000.

FOR SERVICES

On July 31, 1999, the Company issued 155,000 shares for $1 per share for a total value of $155,000 for services in connection with registering a patent. On October 31, 2000, the Company issued 200,000 shares for $1 per share for a total value of $200,000 for legal and consulting services.

FOR PATENT

On March 10, 1999, the Company issued 3,375,000 shares for $.01 per share for a total value of $33,750 in exchange for patent rights.

CONTRIBUTION OF AMOUNT PAYABLE TO STOCKHOLDER

On July 31, 2001, the Company incurred a significant ownership change. Commensurate with this change, all amounts advanced by and owing to this shareholder were canceled. The transaction is recorded as a reclassification to paid in capital.

REVERSE STOCK SPLIT

On October 22, 2001 a 1-for-2 reverse stock split occurred. All share amounts for all periods presented have been restated to reflect this split.


NOTE 4 RELATED PARTY TRANSACTIONS

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required to be disclosed in this Item 8 is incorporated herein by reference to Item 4 of the Company's current report on Form 8-K/A dated March 15, 2001.

                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

Name                           Age                 Positions
Kent E. Lovelace, Jr.          65                  Director, President and Secretary (1)
Harvey Judkowitz               57                  Director and Treasurer
Stephen M. Thompson            53                  Chairman of the Board and President (2)
George Marlowe                 60                  Director
Seth Horn                      47                  Secretary and Treasurer

__________
(1) Resigned as President and Secretary on November 28, 2001
(2) Elected on November 28, 2001

Kent E. Lovelace, Jr. has served as a Director and the President and Secretary of the Company from October, 2000. On November 28, 2001 he resigned as President and Secretary. Since 1975, he has served as President and Chief Executive Officer of Equitrust Mortgage Corporation, formerly Hancock Mortgage Corporation.

Harvey Judkowitz has served as a Director and the Treasurer of the Company since September 1999. On November 28, 2001 he resigned as Treasurer. He is a certified public accountant and has been involved in his own public accounting practice since 1988.

Stephen M. Thompson was elected Chairman of the Board, Chief Executive Officer and President of the Company on November 28, 2001. For more than past five years he has been involved in corporate development, investment banking and personal investments. He is the sole shareholder and President of World Call Funding, Inc. which acquired 1,850,000 shares of common stock of the Company on November 19, 2001.

George Marlowe has served as a Director of the Company since November 28, 2001. Since 1975 he has served as President of VideoPitch, a company based in Marina del Rey, California which he founded. That company conducts man-in-the-street videotape interviews and edits the footage into presentations for advertising agencies involved in new business proposals.

Seth Horn was elected Secretary, Chief Financial Officer and Treasurer of the Company on November 28, 2001. Since October 1999 he has served and continues to serve as the Chief Financial Officer of The Players Network. From August 1997 to October 1999 Mr. Horn was a financial consultant to Powerine Oil Company. From August 1996 to August 1997 he was Chief Financial Officer and Controller of International Vinyl Products. Mr. Horn has a B.A. in Accounting from Pennsylvania State University. He is a certified public accountant.

On November 28, 2001 the authorized number of directors of the Company was fixed at four. Each director serves for a term of one year that expires at the following annual stockholders meeting. Each officer serves at the pleasure of the Board of Directors and until his successor has been elected and qualified. Directors of the Company receive no remuneration for their services as such, but the Company will reimburse the directors for any expenses incurred in attending any directors meeting.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its discussions with certain reporting persons and its review of forms received from those persons, the Company believes that during the year ended October 31, 2001 all filing requirements applicable to the Company's officers, directors and greater than 10 percent shareholders were satisfied.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of October 31, 2001 concerning the beneficial ownership of the Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock. The numbers of shares reflect the one-for two reverse split of the Common Stock effective as of October 15, 2001.


Shares of Common Stock Beneficially Owned (1)

Name and Address of Beneficial Owner            Number     Percent
------------------------------------            ------     -------
Kent E. Lovelace, Jr.                     1,850,000(3)      70.97%
Equitrust Mortgage Corporation
1105 30th Ave., Suite 200
Gulfport, Mississippi 39501

Harvey Judkowitz                             25,000(2)        *
10220 SW 124th St.
Miami, Florida 33176

All directors and officers
as a group (two persons)                  1,875,000(2)      71.94%

*  Less than one percent
_________________

(1) Includes shares of Common Stock beneficially owned pursuant to options and warrants exercisable on October 31, 2001 or within 60 days thereafter.

(2) Includes 25,000 shares that may be acquired pursuant to a stock option that is currently exercisable.

(3) As of November 19, 2001 these shares were held by World Call Funding, Inc., 213 South Robertson Boulevard, Beverly Hills, California 90211.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1. Financial Statements:

Independent Auditors' Report.................................................F-1

Balance Sheet as of October 31, 2001 and 2000............................... F-2

Statements of Expenses for the years ended
October 31, 2001 and 2000 and the Period from March 10, 1999
(Inception) to October 31,
2001.........................................................................F-3

Statements of Stockholders' Deficit for the
Period from March 10, 1999 (Inception) through
October 31,
2001.........................................................................F-4

Statements of Cash Flows for the years ended December 31, 2001 and 2000 and the Period from March 10, 1999 (Inception)
to October 31,
2001........................................................................ F-5

Notes to Financial Statements
 .............................................................................F-6

2. Exhibits:

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

(b) Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K on December 12, 2001 reporting on a change in control of the Registrant.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January __, 2002

Global Business Services, Inc.
(Registrant)

By: /s/ Stephen M. Thompson
------------------------------
Stephen M. Thompson
Chief Executive Officer
(Principal Executive Officer)


By: /s/ Seth Horn
------------------------------
Seth Horn
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                      Title                         Date
------------------------------            --------------------- ----------------
/s/ Kent E. Lovelace, Jr.                 Director              January 29, 2002
-------------------------
Kent E. Lovelace, Jr.

/s/ Harvey Judkowitz                       Director             January 29, 2002
-------------------------
Harvey Judkowitz

/s/ Stephen M. Thompson                   Director              January 29, 2002
-------------------------
Stephen M. Thompson

/s/ George Marlowe                        Director              January 29, 2002
-------------------------
George Marlowe

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

    3.02            Bylaws of the Company is  incorporated  herein by  reference from Amendment No. 1 to the Company's Form 10-SB General Form for
               Registration  of Securities of Small  Business  Issuers (SEC File
               No.  000-28587),  Exhibit 3.02. 3.03  Certificate of Amendment of
               Certificate of Incorporation filed December 16, 2001.

    3.04             Certificate of Amendment of  Certificate  of  Incorporation
               filed October 15, 2001.

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