Form 10QSB
period 2002-01-31
GLOBAL BUSINESS SERVICES INC
filed 2002-03-15
CIK 1082431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------


For the transition period from___________to __________

                        Commission file number 000-28587

                         GLOBAL BUSINESS SERVICES, INC.
                  (Formerly - PAN INTERNATIONAL HOLDINGS INC)
      --------------------------------------------------------------------
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.01 par value, as of January 31, 2002 was 5,485,552.

                                      INDEX
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements:                                               Page

   Condensed Balance Sheets                                                    3

   Condensed Statements of Operations                                          4

   Condensed Statements of Cash Flows                                          5

   Notes to Financial Statements (un-audited)                                6-7

ITEM 2. Plan of Operation                                                      7

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings                                                       7

ITEM 2 Changes in Securities                                                   7

ITEM 6. Exhibits and Reports on Form 8-K                                       7

SIGNATURES                                                                     7

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements



                         GLOBAL BUSINESS SERVICES, INC.
                             CONDENSED BALANCE SHEET
                                January 31, 2002


                                                                         2002
                                                               -----------------
ASSETS

     Current assets
         Cash                                                            $ 9,012
         Notes receivable                                                197,138
         Prepaid expenses and other current assets                         6,000
                                                               -----------------
            Total current assets                                         212,150


         Total assets                                                  $ 212,150
                                                               =================


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
         Accounts payable                                               $ 14,388
         Accrued expenses                                                 15,281
                                                               -----------------
              Total current liabilities                                   29,669


            Total liabilities                                             29,669
                                                               -----------------

Stockholders' Equity

         Common stock, $.01 par value;
            50,000,000 shares authorized,
            5,485,552 shares issued and outstanding
         Preferred stock, $.01 par value;                                 54,856
            10,000,000 shares authorized,
            no shares issued or outstanding                                    -
         Additional paid-in capital                                      740,457
         Accumulated deficit                                           (612,832)
                                                               -----------------
             Stockholders' equity                                        182,481

                                                               -----------------
         Total liabilities and stockholders' equity                    $ 212,150
                                                               =================

   The accompanying notes are an integral part of these financial statements

                         GLOBAL BUSINESS SERVICES, INC.
                             STATEMENT OF OPERATIONS
                  Three Months Ended Janauary 31, 2002 and 2001

                                                   For the three months ended
                                                 2002                     2001
                                          --------------------     -------------------
Revenues                                             $       -               $       -

                                          --------------------     -------------------
          Total revenues                                     0                       0
                                          --------------------     -------------------

Operating expenses
     Selling, general and administrative                71,987                  11,139
     Depreciation and amortization                           0                     769
                                          --------------------     -------------------
         Total operating expenses                       71,987                  11,908
                                          --------------------     -------------------

Other expenses
     Interest (Income) expense                          (3,137)                      0
                                          --------------------     -------------------

Net Income (Loss)                                    $ (68,850)              $ (11,908)
                                          ====================     ===================

Basic and Diluted earnings (loss) per share             ($0.02)                 ($0.00)


Weighted average shares outstanding                  3,085,359               2,606,500

   The accompanying notes are an integral part of these financial statements

           GLOBAL BUSINESS SERVICES, INC.
          CONDENSED STATEMENT OF CASH FLOWS

                                               For the Three Months Ended
                                                        January 31,
                                         ---------------------------------------
                                            2002                         2001
                                         ---------------         ---------------
Net cash from operating activities            $ (317,213)              $ (11,139)

Net cash from investing activities                  0                          0

Net cash from financing activities               326,225                  11,139
                                         ---------------         ---------------

Net increase (decrease) in cash                    9,012                       0

Cash, beginning of period                              0                       0
                                         ---------------         ---------------

Cash, end of period                              $ 9,012               $       -
                                         ===============         ===============

   The accompanying notes are an integral part of these financial statements

                         GLOBAL BUSINESS SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 2001.

The unaudited financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended January 31, 2002 are not necessarily indicative of results to be expected for the entire year ending October 31, 2002.

2. PLAN OF OPERATION AND SIGNIFICANT ACCOUNTING POLICIES

GLOBAL BUSINESS SERVICES, INC. (the "Company"), was originally founded as Photo-Voltaics, Inc., which was incorporated under the laws of Delaware on March 10, 1999. On June 6, 2000, the Company changed its name to Pan-International
Holdings, Inc. On December 17, 2001, the Company changed its name again to GLOBAL BUSINESS SERVICES, INC.

Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Stock warrants and options have been excluded from the diluted loss per share and have not been presented for the three months ended January 31, 2002 and 2001 because their effect would have been anti-dilutive. The effect of stock options and warrants on earnings per share for the three months ended January 31, 2001 is not material.

3. NOTES RECEIVABLE:

The Company has made a series of unsecured loans to Cyber Centers, Inc. in anticipation of concluding a transaction at a future date. There was no guarantee of a successful conclusion to a transaction, and the entire loan amount was at risk. The loans are due upon demand, and bear an interest rate of 12% per annum. At January 31, 2002, the Company had advanced a total of $194,000 and recorded $3,138 in interest income. At January 31, 2002 the Company has $197,138 in Notes Receivable.

4. SUBSEQUENT EVENTS

On February 21, 2002, the company entered into a definitive agreement with Cyber Centers, Inc. a Nevada corporation ("Cyber Centers") in which the Company is to exchange approximately 3,170,000 shares of Common Stock; 3,170,000 of shares Class A Convertible Preferred Stock; and 3,170,000 of shares Class B Convertible Preferred Stock in exchange for 100% of the stock of Cyber Centers, Inc. The transaction is contemplated to be completed within a 60-day period. This transaction will be accounted for under purchase method in accordance with SFAS 141 - Business Combinations.

Cyber Centers owns, operates and franchises stores under the names Postal Connections of America and Cyber Centers, and Postal Connections of America featuring Cyber Centers. The stores provide mailbox rental and postal services as well as shipping, packing, facsimile transmission, video conferencing capability, photocopy, internet access, notary, money wiring, bill payment, cellular phone sales and related services.

On February 26, 2002, the Company entered into a five-year "triple-net" lease for offices located at 200 S. Robertson Blvd., Beverly Hills, CA, starting April 1, 2002. The lease calls for future minimum payments of $450,000, with a provision for annual Cost of Living increases.

ITEM 2. PLAN OF OPERATION.

The Company has not been engaged in any material operations.

On February 21, 2002, the Company entered into a definitive agreement with Cyber Centers, Inc. a Nevada corporation ("Cyber Centers") in which the Company is to exchange approximately 3,170,000 shares of Common Stock; 3,170,000 of shares Class A Convertible Preferred Stock; and 3,170,000 of shares Class B Convertible Preferred Stock in exchange for 100% of the stock of Cyber Centers, Inc. The exchange is contemplated to be completed within a 60-day period. This transaction will be accounted for under purchase method in accordance with SFAS 141 - Business Combinations.

Cyber Centers owns, operates and franchises stores under the names Postal Connections of America and Cyber Centers, and Postal Connections of America featuring Cyber Centers. The stores provide mailbox rental and postal services as well as shipping, packing, facsimile transmission, video conferencing capability, photocopy, internet access, notary, money wiring, bill payment, cellular phone sales and related services. At January 31, 2002 Cyber Centers operated (7) company owned stores, and had thirty two (32) franchised stores.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities

In January 2002 the Company issued 1,750,000 shares of common stock for $175,000 in cash, 282,500 shares in exchange for services and 97,500 shares to employees in exchange for services. No underwriters were involved in these transactions. The Company claims the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D under such Act.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K

     On December 13, 2001 a current report on form 8-K was filed reporting an event under item 1.


SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.



Dated: March 14, 2002

Global Business Services, Inc.
(Registrant)

By: /s/ Stephen M. Thompson
------------------------------
Stephen M. Thompson
Chief Executive Officer
(Principal Executive Officer)


By: /s/ Seth Horn
------------------------------
Seth Horn
(Principal Financial Officer and
Principal Accounting Officer)