Form 10QSB
period 2002-03-31
GLOBAL BUSINESS SERVICES INC
filed 2002-05-15
CIK 1082431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission file number 000-28587

                         Global Business Services, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                             65-0963621
--------------------------------------------------------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


               213 S. Robertson Boulevard, Beverly Hills, CA 90211
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 288-4585
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.[x]YES [ ]NO

The number of outstanding shares of the issuer's common stock as of March 31, 2002 was 9,311,987.

Transitional Small Business Disclosure Format [ ] YES  [x] NO

                                      INDEX

PART I - FINANCIAL INFORMATION                                             Page:

ITEM 1.  Financial Statements (unaudited)
         Condensed Consolidated Balance Sheet ................................ 2
         Condensed Consolidated Statements of Operations ..................... 3
         Condensed Consolidated Statement of Cash Flows ...................... 4
         Notes to Interim Financial Statements ............................... 5
ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................... 6

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities ............................................... 8

ITEM 6.  Exhibits and Reports on Form 8-K. ................................... 8

     Signatures .............................................................. 9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  Global Business Services, Inc and Subsidiaries
                                 Condensed Consolidated Statements of Operations

                                           For The Nine Month Period Ended                For The 3 Month Period Ended
                                                      March 31                                      March 31
                                                 2002                 2001                     2002                   2001
                                     -------------------------------------------- ----------------------------------------------

Total revenue                                 3,363,878                1,062,060                656,908                 373,200
Cost of sales                                 2,619,548                  690,928                635,241                 341,855
                                     -------------------------------------------- ----------------------------------------------
Gross profit                                    744,330                  371,132                 21,667                  31,345

Operating expenses                            1,348,690                1,350,803                263,706                 660,074
Depreciation and amortization                    85,748                   75,931                 21,343                  27,840
                                    -------------------------------------------------------------------------------------------
Operating loss                                (690,108)              (1,055,602)               (263,382)               (656,569)

Other income                                      7,906                   43,907                 12,748                   7,707
Interest expense                                 69,248                  (1,563)                 11,364                  (1,563)
Loss on abandonment of assets                    13,526                   40,731                     0                       0
                                    -------------------------------------------------------------------------------------------
Loss before income tax                        (764,976)              (1,050,863)               (261,998)               (647,299)

Provision for income tax                              0                        0                     0                       0
                                     -------------------------------------------- ----------------------------------------------
Net Loss                                      (764,976)              (1,050,863)               (261,998)               (647,299)
                                     ============================================ ==============================================

Weighted average of
  CommonsShares-                              4,850,847                2,606,500              7,545,076               2,606,500
                                     -------------------------------------------- ----------------------------------------------

Loss per share-                                 ($0.16)                  ($0.40)                ($0.03)                  ($0.25)
                                     -------------------------------------------- ----------------------------------------------

                        Global Business Services, Inc. and Subsidiaries
                             Condensed Consolidated Balance Sheet
                                     As of March 31, 2002

                       Assets
Current assets
  Accounts receivable                                                  $  55,395
  Inventories                                                              8,500
  Prepaid expenses                                                        10,889
                                                     ---------------------------
Total current assets                                                      74,784

Property and equipment, net of accumulated
  depreciation of $131,620                                             1,037,104

Assets held for sale                                                   3,060,350

Goodwill, net of accumulated amortization
  of $107,589                                                          3,309,392

Deposits and other asserts                                                20,205
                                                     ---------------------------
Total assets                                                         $ 7,501,835
                                                     ===========================

                    Liabilities
Current liabilities
  Book overdraft                                                       $   6,203
  Accounts payable                                                       167,486
  Accrued and other payables                                             249,205
  Notes payable                                                           68,140
                                                     ---------------------------
Total current liabilities                                                491,034
                                                     ---------------------------

Long term liabilities
  Convertible debenture                                                  347,500
                                                     ---------------------------
Total long term liabilities                                              347,500

Total liabilities                                                        838,534

Stockholders' equity
  Convertible preferred stock - Class A
     3,200,000 authorized, par value of $0.01
     3,167,668 issued and outstanding                                     31,667
  Convertible preferred stock - Class B
     3,200,000 authorized, par value of $0.01
     3,167,668 issued and outstanding                                     31,667
  Common stock
     50,000,000 authorized, par value $0.01
     9,311,987 shares issued and outstanding                              93,120
  Additional paid-in capital                                           9,430,910
  Accumulated deficit                                                 (2,924,063)
                                                     ---------------------------
Total stockholders' equity                                             6,663,301

Total liabilities and stockholders' equity                           $ 7,501,835
                                                     ===========================

                                Global Business Services, Inc and Subsidiaries Condensed Consolidated Statement of Cash Flows
                             Nine and Three Months Ended March 31, 2002 and 2001

                                                  For the nine months ended             For the three months ended
                                                   2002               2001                2002               2001
                                           ------------------ ------------------ --------------------------------------
Cash flows from operating activities            $    (596,967)     $    (766,191)      $    (308,643)     $    (527,582)

Cash flows from investing activities                   14,565            (53,946)             (1,057)            12,509

Cash flows from financing activities                  505,969            806,043             279,609            483,417
                                           ------------------ ------------------ --------------------------------------

Net increase (decrease) in cash                       (76,433)           (14,094)            (30,091)           (31,656)

Cash at beginning of period                            70,230             44,155              23,909             61,717
                                           ------------------ ------------------ --------------------------------------

Cash at end of period                           $      (6,203)       $    30,061        $     (6,182)      $     30,061
                                           ================== ================== ======================================


Supplemental cash flow information

     Interest paid                            $        78,017        $         -         $    16,997        $         -

Non-cash investing and financing activities
     Common stock issued in exchange for
        accounts payable and services         $        86,498        $         -         $         -        $         -

     Common stock issued in exchange for
        Convertible Debentures                        803,000                  -                   -                  -

     Common stock issued in exchange for
        Acquisitions                                        -          2,101,152                   -                  -


                         GLOBAL BUSINESS SERVICES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Global Business Services, Inc. ("Global"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with (a) the audited financial statements and notes thereto included in Global's annual report on Form 10-KSB for the year ended October 31, 2001; and (b) the audited financial statements and notes thereto of Global's wholly-owned subsidiary, Cyber Centers, Inc., included in Global's report on Form 8-K/A filed with the SEC on May 8, 2002 . In the opinion of management, all adjustments, consisting primarily of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year ending June 30, 2002. Notes to the financial statements which would substantially duplicate disclosures contained in the aforesaid audited financial statements have been omitted.


NOTE 2: ACQUISITION OF CYBER CENTERS, INC.

On February 22, 2002, Global entered into a Plan and Agreement of Reorganization (the "Plan") with Cyber Centers, Inc., a Nevada corporation ("CCI"). Under this Plan, for every three shares of CCI common stock, Global issued (a) one share of the Company's common stock; (b) one share of Global's Class A Voting Convertible Preferred Stock ("Class A Preferred"); and (c) one share of Global's Class B Voting Convertible Preferred Stock ("Class B Preferred"). Pursuant to the Certificates of Designations, Preferences and Rights adopted by Global's Board of Directors, each share of Class A Preferred is convertible on or after February 22, 2003 into 1.1 shares of Global's common stock, and each share of Class B Preferred is convertible on or after February 22, 2004 into 1.2 shares of Global's common stock.


NOTE 3: ASSETS HELD FOR SALE

CCI acquired artwork and websites in October 1999 through the issuance of common stock valued at $3,060,350.

In the fall of 2001, CCI's management decided to sell these assets, and Global's management has determined that the current carrying value of $3,060,350 approximates the net realizable value upon sale.


NOTE 4: GOODWILL AND INTANGIBLES

CCI acquired Postal Connections of America Franchise Corp. and seven retail stores during fiscal 2001 and 2000, in exchange for $535,000 cash and 1,986,000 shares valued at $3,465,000 in 2001 and $622,512 in cash and $55,007 in debt in 2000.

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Changes in the estimated useful lives of intangible assets are not expected to result in a material effect on net income in 2002. As of March 31, 2002, Global had goodwill and intangibles of $3,323,891. Pursuant to FAS 142, Global will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. Management believes that no impairment is indicated for the period ended March 31, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview
--------

Global Business Services, Inc. (herein referred to as the "Company") is the parent of Cyber Centers, Inc. ("CCI"), CCI is engaged in the private postal and business services industry, both through its direct ownership of corporate stores as well as through its Postal Connections of America franchise operations. The postal and business services furnished include parcel packing and shipping, fax, copies, mail box rentals, money orders and transfer, computer workstations with internet access, video conferencing and conference rooms. The stores also offer a variety of goods for retail sale, including office supplies, packing materials, legal forms, greeting cards, cellular phones and other items. Other than its ownership of CCI, the Company is not engaged in any material operations.

The Company had accumulated deficits of $2,924,063 and $2,361,738 as of March 31, 2002 and 2001 respectively. However the Company had stockholders' equity of $6,663,301 and $5,554,132 as of March 31, 2002 and 2001 respectively.

The Company expects operating losses and negative operating cash flows to continue for at least the next twelve months. It anticipates losses to continue because it expects to incur additional costs and expenses related to marketing and other promotional activities; hiring of management, sales and other personnel; acquisitions of additional corporate stores; potential acquisitions of related businesses; and expansion of franchise sales activities.


Liquidity and Capital Resources.
--------------------------------

The Company's principal sources of operating capital have been revenues from operations, private sales of its common stock and debt instruments, and shareholder loan arrangements. At March 31, 2002, the Company had a working capital deficiency of approximately $416,000. However, current liabilities include approximately $68,000 in shareholder notes and $16,000 of accounts payable to be paid by the issuance of common stock. During the nine months ended March 31, 2002, the Company supplemented its working capital by receiving cash in the total amount of $649,000 from the private sale of its common stock and debt instruments.

In addition, during the nine months ended March 31, 2002, the Company issued a total of 72,167 shares of its common stock for services, including 30,500 shares to outside consultants.

Although the Company experienced considerable growth in revenues for the nine months ended March 31, 2002 compared to the comparable interim period of the prior year, this may not be indicative of future operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While the Company continues to actively seek out single and multi-unit postal and business stores for acquisition, it believes that the cash flows generated from its revenues may not be sufficient to fund such plans. Accordingly, it is likely that the Company will require additional funding to finance its operations through private and public securities offerings. There can be no assurance that such financing can be obtained by the Company.

At March 31, 2002, the Company employed 38 full time employees.


Results of Operations - Nine Months Ended March 31, 2002 and March 31, 2001
---------------------------------------------------------------------------

Revenues increased 217% from $1,062,060 to $3,363,878 due to the increase in operating locations from five to seven. Current period results include the full nine months of operations for the stores acquired during the prior year. The Company's largest store, in Lake Havasu City, Arizona, was acquired at the end of the last month of the prior fiscal year and is not part of the comparable period results.

Gross profit percentage decreased 37% from 35% to 22% due to increased sales of lower margin items such as postage stamps, United States Postal Service metered mail, and money transfer services. The Company's Lake Havasu City store also serves as a contract post office for the United States Postal Service and receives a flat fee for such services, rather than marking-up stamps and metered mail as do the Company's other stores. Additionally, the Company's stores offered money transfer services for only part of the prior year compared to the full nine months of the current year.

Selling,  general  and  administrative  expenses  decreased  less than 1%,  from
$1,349,000  to  $1,346,000  for  the  periods  ended  March  31  2001  and  2002 respectively. However, payroll expenses decreased from $801,000 to $615,000; while consulting and outside services increased from $82,000 to $172,000. Occupancy costs increased from $153,000 to $220,000 for the periods ended March 31 2001 and 2002 respectively, due to the increased number of locations.

Depreciation and amortization increased 13% from approximately $76,000 to $86,000 for the periods ended March 31 2001 and 2002 respectively. This is due to the increase in the aggregate amount of equipment and fixtures related to the increase in the number of retail store locations.

Interest expense increased from $0 to approximately $69,000 for the periods ended March 31, 2001 and 2002 respectively. The increase in interest expense is related to the sale of convertible debentures from March to September 2001. From September to December 2001 $841,000 of these debentures were converted into stock. At March 31, 2002 $265,000 of these convertible debentures were still outstanding. From January to March 2002, the Company sold an additional $82,500 of 10% convertible debentures which were outstanding at March 31, 2002.

Other income decreased 78% from approximately $43,900 to $7,900 for the periods ended March 31, 2001 and 2002 respectively, due to the decrease in consulting revenue.

The Company reduced the amount of impairment assets from approximately $41,000 to $13,500 for the periods ended March 31, 2001 and 2002 respectively. The Company considers these losses as non-recurring; however it may abandon impaired assets as they are identified.


Inflation
---------

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements
--------------------------------------

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Actual results may be materially different. Factors that could cause actual results to differ include activity levels in the securities markets and other risk factors including, but not limited to, the following: the ability of the Company to meet its working capital needs, the ability of the Company to successfully market its goods and services, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 2. Changes in Securities.

During the nine months ended March 31, 2002, the Company issued 1,062,372 shares of common stock for $233,000 in cash, and 72,167 shares of its common stock in exchange for services valued at $45,730. The shares issued for cash were sold to outside investors. Of the shares issued for services, 20,000 shares were issued to outside directors, 21,667 shares to employees, and 30,500 shares to outside service providers. During that period, the Company's wholly-owned subsidiary issued debentures in the aggregate principal amount of $82,500 to outside investors. Such debentures were convertible into shares of common stock of such subsidiary at the rate of $2.50 per share.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          2.1 Plan and Agreement of Reorganization between Global Business Services, Inc. and Cyber Centers, Inc. dated February 22, 2002 is incorporated by reference from the Company's Form 8-K/A (SEC File No. 000-28587), Exhibit 2, filed with the Commission on May 7, 2002.

          4.1 Certificate of Designations, Preferences and Rights of Class A Voting Convertible Preferred Stock of Global Business Services, Inc. is incorporated by reference from the Company's Form 8-K/A (SEC File No. 000-28587), Exhibit 4.1, filed with the Commission on May 7, 2002.

          4.2 Certificate of Designations, Preferences and Rights of Class B Voting Convertible Preferred Stock of Global Business Services, Inc, is incorporated by reference from the Company's Form 8-K/A (SEC File No. 000-28587), Exhibit 4.2, filed with the Commission on May 7, 2002.

          (b)  Reports on Form 8-K.

          On March 8, 2002, a current report on Form 8-K was filed reporting events under Items 1, 2 and 7.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.



Dated: May 14, 2002

Global Business Services, Inc.
(Registrant)

By: /s/ Stephen M. Thompson
-------------------------------------
Stephen M. Thompson
Chief Executive Officer




By: /s/ Seth Horn
----------------------
Seth Horn
Principal Financial Officer and
Principal Accounting Officer