Form 10KSB
period 2002-06-30
GLOBAL BUSINESS SERVICES INC
filed 2002-10-11
CIK 1082431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2002

Commission file number 000-28587

GLOBAL BUSINESS SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	80-0048053 (I.R.S. Employer Identification No.)

213 South Robertson Boulevard, Beverly Hills, California 90211

(Address of principal executive offices)

(310) 288-4585

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.01 PAR VALUE.

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes

[X]

 No

[  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State Registrants’s revenues for its most recent fiscal year:

$2,013,619

As of October 9, 2002, 11,430,787 shares of common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $4,377,814.

Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:  Yes

[   ]

No

[X]

This Report on Form 10-KSB contains information concerning the Registrant relating to the fiscal year ended June 30, 2002, except where otherwise indicated.

GLOBAL BUSINESS SERVICES, INC.

Annual Report on Form 10-KSB

Table of Contents

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTY

3

ITEM 3.

LEGAL PROCEEDINGS

11

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

12

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 7.

FINANCIAL STATEMENTS

14

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

  AND FINANCIAL DISCLOSURE

14

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

15

ITEM 10.

EXECUTIVE COMPENSATION

17

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

17

ITEM 12.

CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS

19

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

20

SIGNATURES

PART I

ITEM 1.

DESCRIPTION OF BUSINESS and,

ITEM 2.

DESCRIPTION OF PROPERTY

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB (this “Form 10-KSB”), including statements under “Item 1. Description of Business” and “Item 6. Management’s Discussion and Analysis”, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”).  Certain but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Global Business Services, Inc., its wholly-owned subsidiary, Cyber Centers, Inc. or its indirect wholly-owned subsidiary Postal Connections of America Franchise Corp. (collectively “the Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  References in this Form 10-KSB, unless another date is stated, are to June 30, 2002.

BACKGROUND

Global Business Services, Inc. (“GBS” or “Global”) through its wholly-owned subsidiary, Cyber Centers, Inc. (“Cyber Centers” or “CCI”), and CCI’s subsidiary, Postal Connections of America Franchise Corp. (“Postal Connections” or “PCA”) is the owner-operator and franchisor of retail stores that provide postal, shipping and other business services and supplies.  PCA franchises this concept to third-party store owners.

On July 9, 1998 Better Technologies, Inc. was formed as a Nevada corporation.  The corporation’s name was changed to Inbound.com, Inc. in December 1999 and to Cyber Centers, Inc. on October 22, 2000.  In October 1999, Better Technologies, Inc. acquired assets consisting of a substantial art collection and several websites and Internet domain names with the intention of operating an Internet retail art business.  The business was not successfully developed.  In August 2002 we sold website and domain name assets valued at $1,750,000 for investor relations services to be performed over a three year period.  We are currently seeking to sell our art assets.

In December 1999 we acquired the first of seven retail stores that provide postal, shipping and other business services and supplies.

Photovoltaics.com, Inc. was incorporated in Delaware on March 10, 1999 to manufacture thin film solar cells and sell them through the Internet.   This venture failed and the company’s name was changed to Pan-International Holdings, Inc. (“Pan-International”) on June 6, 2000.  On November 19, 2001 69% of the outstanding shares of common stock of Pan-International was purchased by World Call Funding, Inc. (“World Call”), a Nevada corporation wholly-owned by Stephen M. Thompson.  The name of Pan-International was changed to Global Business Services, Inc. on December 17, 2001.  On February 22, 2002 Cyber Centers entered into a plan of reorganization with Global which was treated, for accounting purposes, as a “reverse merger” because Global had no significant assets or operations at the time.  Although Global was at the time a public “shell” company which acquired all of the shares of Cyber Centers, for accounting purposes Cyber Centers was treated as the accounting acquiror and the public company.

We directly own and operate seven retail stores in California and Arizona under the name  “Postal Connections”.  PCA is the franchisor of 37 independently owned locations (14 of which have not yet commenced operations), all operating as “Postal Connections” stores, in nine states.

Unless the context indicates otherwise, references herein to the “Company” or “we” include Global Business Services, Inc., Cyber Centers, Inc. and Postal Connections of America Franchise Corp. and their respective predecessors.

POSTAL CONNECTIONS STORES

Postal Connections stores are typically 800 to 1,500 square foot facilities. They are usually located in high-visibility sites in strip centers or shopping malls, anchored by a large retail magnet such as a grocery, discount, or department store, or at busy traffic sites within urban areas. The typical layout of a Postal Connections store includes an entry area where customers have 24-hour access to private mailboxes. Where 24-hour mailbox service is available, the rest of the store is secured by a gate or door, which isolates the mailboxes at the front entry. There are also several locations with mailboxes set back in the rear of the customer area and with customer access available only during store hours.  All stores have at least one hundred mailboxes to rent on three, six and 12-month agreements, for a monthly service charge.

In the “Standard Model,” the Postal Connections store has a copying area located in a secured section, near the mailboxes.  In the mid-section of the store is a retail merchandising area where office supplies, packaging and convenience items are located. Farther into the store is the business counter and register. The rear area contains packaging, product storage and related work areas.

The “Cyber Model” has the same store footprint as the “Standard Model” but additionally, there is a computer access area located adjacent to and across from the mailboxes. This section is within the secured area instead of the “Standard” copying area which is moved back into the store utilizing some of the retail merchandising space.

PRODUCTS AND SERVICES PROVIDED

Postal Connections stores offer a broad range of products and services for postal, business and communications support. The utilization of services and products varies substantially from store to store.  We establish profit margins and promotion objectives for the stores which we own and operate.  Franchisees individually determine prices for services and products in accordance with competitive conditions in their respective franchise locations.  Services and products offered at Postal Connections stores include:

Private Mail and Parcel Receiving – A typical Postal Connections store can service a large number of mail service customers at rates typically ranging from $11.50 to $50.00 per month. The mail receiving service is accessible to the customer 24 hours a day.  Postal Connections stores also provide certain value-added services, including confirming mail receipt by phone and mail-forwarding (allowing customers to request by telephone that specific pieces of mail be immediately forwarded to them at another location).  Postal Connections stores act as receiving agents for parcels shipped to their customers through the U.S. Postal Service, United Parcel Service, and other express carriers.

Shipping – Stores offer shipping services through UPS, FedEx, Airborne, USPS and other national, regional and international carriers, and can assist the customer in selecting the most appropriate and effective methods of packaging and sending parcels.  Each store has software to enable rapid and accurate determination of charges for shipping based upon weight and the carrier selected.  Shipping services constitute the most frequently used category of services and generate the highest proportion of revenues.  Service representatives advise customers about the packaging requirements of the various carriers, provide packaging of items for shipment, and sell packaging materials and postal supplies.

Business Support Products and Services – Businesses of all sizes, but primarily small office/home office workers, are frequent users of Postal Connections services. Stores provide a small business with a variety of business services and products such as notary public, word processing and computer timeshare, copying and printing services, and office supplies. In stores where the “Cyber Center” optional package has been installed, customers are able to scan documents, print materials from public access computers, process digital photos and transfer data and text in digital format.

Communications Services – Postal Connections offers customers a wide range of communications services: fax, voice mail, pagers, and wire transfer of funds. Several levels of phone services are also offered, including cellular phone service, pre-paid phone card and unified messaging which provides an 800 number, message tracking to multiple phone numbers, fax or e-mail. Postal Connections stores equipped with the “Cyber Center” optional package have three to four online computers and offer pay-for-time service to surf the Internet or use e-mail.

Convenience Items and Services – Postal Connections stores generally offer convenience items such as postage stamps, envelopes, rubber stamps, passport photos, office supplies, greeting cards, point of sale products such as novelty items, legal forms and art, and key duplication.

STORE DEVELOPMENT

Our goal is to expand by acquiring other existing franchise networks and independent operations and by selling new franchise locations.  Our intention is to consolidate these acquisitions under one brand name.

Company-Owned Stores

Since December 1999 we have acquired and now operate seven stores under the name “Postal Connections”.  The former names and current locations are as follows:

Name and Location

Date of Acquisition

Mail Boxes Express

12/03/99

287 So. Robertson Blvd.

Beverly Hills, CA 90211

The Letter Lobby

4/11/00

323 E. Matilija Street, #110

Ojai, CA 93023

Mail Call Postal Center

4/18/00

587-F No. Ventu Park Rd.

Newbury Park, CA 91320

Crispino Enterprises, Inc.

5/12/00

42-450 Bob Hope Drive

Rancho Mirage, CA 92270

Metro Mail, Inc.

8/20/00

3941 So. Bristol, Suite E

Santa Ana, CA 92704

Postal Pro, Inc.

4/14/01

1324 State Street, Suite J

Santa Barbara, CA 93101

The Box Trot, Inc.

5/1/01

1799 Kiowa Avenue

Lake Havasu, AZ 86403

No stores acquired by us have been closed.  We opened one store in Pasadena, California that we closed in late 2001.

On May 29, 2002, we signed a letter of intent to acquire substantially all of the assets of Eagle Postal Centers, Inc., the largest independent U.S. operator of postal business service stores.  The assets include 13 locations in the Dallas/Ft. Worth area which will increase the number of stores owned and operated by us to 20.  As of the date of this report, no agreement to acquire the assets has been executed.  We are seeking financing of approximately $3,000,000 in anticipation of such acquisition.  We are in discussion with two other acquisition candidates to acquire additional business and postal services stores.

Franchises

As of October 9, 2002 we had franchised 37 locations in 11 states: Arizona (7), California (10), Connecticut (1), Michigan (1), Mississippi (1), Missouri (1), Nevada (1), New York (1), Oregon (3), Texas (7) and Washington (1).  Fourteen locations have not commenced operating.  We believe that rapid expansion can be achieved through the sale of individual franchise locations. The Company’s franchise sales strategy is to price franchise fees lower than competitors, thus compensating for our early stage of network development and low name recognition.  The current franchise fee for an individual store is $18,900 with fees for a  second unit by the same franchisee at $9,900 and $7,900 each for all additional units.  Management believes that lower franchise fees provide greater perceived value to prospective franchisees who comparison shop among competitor companies.  We also have a store conversion program to induce independent owner-operators to become Postal Connections franchisees.  The franchise fee for a conversion is $6,900.

The typical Postal Connections franchise includes an exclusive territory within a one-mile radius of the store site.  The territory is usually not symmetric due to natural barriers.  Territories vary in geographic size among urban, suburban and rural locations.  The typical store services a population of 8,000 to 15,000.  Construction of each franchise store is arranged and paid for by the individual franchisee.  The franchisee selects a site with our approval and arranges for the lease or purchase of the site location.  Franchisees seeking financing are referred to Wells Fargo Bank for Small Business Administration financing.  We have been approved by Wells Fargo Bank for favorable consideration of applicants for SBA loans.   This assists qualified franchisees in financing construction and equiping their stores. We have arranged with an outside unaffiliated vendor, National Store Builders, Inc., to design, provide fixtures and equipment for and build out new locations.  Franchisees are required to utilize this vendor.  Through this vendor, we have developed a prefabricated modular fixture package, which includes walls, cabinets, display systems and other fixtures.  We believe that the modular fixture package, which can be shipped directly to the site of the new store, expedites construction, helps control costs for the franchisee and assists in maintaining a standard appearance for all new Postal Connections locations.  The cost to the franchisee for the “Standard Model” is $59,500 and for the “Cyber Model” is $74,900.

We offer area development franchises, each of which includes a territory with a population of 250,000 or more.  None have been sold as of the date of this report.  Area development franchises will be awarded to existing franchisees and others who agree to locate new sites for stores and help qualify and sell to individual franchisee prospects, assist in the build out of new locations and provide operational support to the franchisees in their territory.  Area franchise fees will vary based on population and desirability of the territory.  Area franchisees will be required to establish a minimum number of stores in their territory within a specified time period.  They will receive 40% of the individual franchise fees and one-half of the royalty payments generated within their territories.  Area franchisees will be required to own and operate an Area Model Store for which they will pay the standard individual franchise fee.  After receiving training from us the area franchisee will have the responsibility for developing the territory of the area franchised by marketing and selling individual franchises, arranging site selection, facility construction, in-store training and continuing local support of the individual franchise owners within the area franchisee’s exclusive territory.  We believe the terms of the area franchise agreement will provide the area franchisee with guidelines and incentives to develop and maintain good relationships with the individual franchise owners within the area franchisee’s territory.  By using the area franchising concept we believe that we will achieve a more rapid growth rate than would be possible if we were required to perform directly in all of our franchise, marketing and support services throughout the country.   We locate prospective franchisees through advertising, referrals from existing franchise owners and the marketing efforts of independent contractors.

To date no area franchises have been sold.  We have completed filing the documents necessary for the offer and sale of area development franchises in California only.  We may also offer and sell area development franchises in 37 states without filing requirements.  The Company plans to market international master franchise licenses entitling the licensee to utilize the name Postal Connections.  These master licenses will be exclusive territorial licenses with license fees and royalty payments to be negotiated on a case by case basis.

Franchise Agreements and Fees

Each individual franchisee enters into a franchise agreement with us.  The franchise agreement requires an initial franchise fee which is currently $18,900.  The initial fee may vary under special circumstances, including conversions by independent owners to Postal Connections franchises and the sale of multiple locations to the same franchise owner. In addition to the initial franchise fee, individual franchise owners are required to pay a monthly royalty equal to 4% of their gross revenues, excluding revenues derived from certain items having low profit margins, such as stamps, metered mail, money orders and money transfers. Ten franchisees under agreements entered into prior to October 31, 1999 pay a flat monthly fee of $500 each.  In addition, the franchise agreement requires individual franchise owners to pay a common advertising fee of 2% of revenues which are subject to royalties. We have exercised our option to suspend these advertising fees until, in our judgment, the number of franchisees has grown to sufficient size to utilize regional or national media advertising program.  There are no current plans to reinstate the advertising fees.

The franchise agreement has an initial term of 10 years, and currently provides the franchisee with an option to renew for additional 10-year terms upon the payment of franchise renewal fees. With our approval, the franchisee has the right to sell the location and to transfer and assign the franchise agreement.  We have a right of first refusal to purchase the location in the event of a proposed sale.

TRADEMARKS AND SERVICE MARKS

We are the owner of a federal and, where appropriate, state registered trademark and service marks for “Postal Connections of America/The Postal Center You Deserve.” Other names used by us, including “Postal Connections,” “Postal Connections of America” and “Cyber Centers”, have not been registered.

As to the registered and unregistered marks noted above, there are no currently effective material determinations of the United States Patent and Trademark Office, the Trademark Trial and Appeal Board, the trademark administrator of any state or any court, nor are there any pending infringement, opposition or cancellation proceedings or material litigation involving these marks.

EMPLOYEES

As of June 30, 2002, we employed approximately 18 full-time and 18 part-time employees and two independent contractors.

EXECUTIVE OFFICES

Our executive offices are located in a 1,000 square-foot office space located at 213 S. Robertson Boulevard, Beverly Hills, CA 90211.  We utilize this space for the administrative and financial staff of GBS.  We also lease a 1,000 square-foot office space at 287 S. Robertson Blvd., Beverly Hills, CA 92011 for personnel of Cyber Centers  and Postal Connections of America.  We believe there will be a need to acquire additional facilities in fiscal year 2003 to accommodate new employees to provide support for acquired companies.

GOVERNMENTAL REGULATION

The Federal Trade Commission (“FTC”) has adopted a rule that requires franchisors to make certain disclosures to prospective franchise owners prior to the offer or sale of franchises.  This rule requires, among other things, the disclosure of information necessary for a prospective franchise owner to make an informed decision as to whether to enter into a franchise relationship and requires disclosure of the circumstances in which franchisors may make predictions on future sales, income and profits.  Failure to comply with this rule constitutes an unfair or deceptive act or practice under the Federal Trade Commission Act (the "FTC Act").  Violators of the rule are subject to civil penalty actions brought by the FTC of up to $10,000 per violation.  In addition, the FTC may bring an action in federal or state court for damages on behalf of franchisees.  The Company believes that it has complied with rules adopted by the FTC that are applicable to its offer and sale of franchises. The Company is not aware of any pending or threatened FTC proceedings alleging any failure by the Company to comply with the FTC Act.  However, no assurance can be given that such a proceeding will not be commenced in the future.  Any such proceeding against the Company, were it to be commenced, could result in significant expense to the Company and diversion of management's time and effort, which could have a material adverse effect on the Company.

Numerous states have adopted laws regulating franchise operations and the franchisor-franchisee relationship, and similar legislation has been proposed in the U.S. Congress and several states.  Existing state laws impose various filing and disclosure requirements in connection with the offer and sale of franchises and regulate the establishment and termination of, and provide remedies respecting, franchise relationships. These laws generally apply to both the Company’s individual and proposed area franchises.  In addition, some states may bring either civil or criminal proceedings against a franchisor for violations of state law.   The Company is not aware of any pending or threatened state proceedings alleging any failure by the Company to comply with these state laws nor is the Company aware of any basis for such proceedings.  However, no assurance can be given that such proceedings will not be commenced in the future. Any such proceeding against the Company, were it to be commenced, could result in significant expense to the Company and diversion of management's time and effort, which could have a material adverse effect on the Company.

Violation of state franchise laws can also result in various remedies for franchisees, including a right to rescind the franchise agreement and obtain restitution of amounts paid and a right to sue for damages.  As of the date hereof, the Company is not subject to pending actions or claims by franchisees and believes that its relations with its franchisees is good.

COMPETITION

The businesses in which Cyber Centers and Postal Connections stores operate are highly competitive.  We experience competition from several sources.  Direct competition comes from other national chains and independent operations and from specialty service providers, such as copy centers, quick print centers and office supply companies.  There is also growing competition from the United States Postal Service as it attempts to compete against Commercial Mail Receiving Agencies (CMRA’s) with its postal service centers located in shopping centers and elsewhere.  We respond to these competitive challenges on several fronts.  Our stores and Postal Connections franchisees are continuing to explore ways of adding additional profit centers in the copying sectors, telecommunications services, Internet access, and computer processing services such as digital photo development and printing.  However, there can be no assurance that these programs will prove beneficial or that we ultimately will be able to compete effectively in the markets in which we currently operates or in which we may operate in the future.

RISK FACTORS

In addition to the other information in this Report on Form 10-KSB the following risk factors should be considered carefully in evaluating our Company and its business.

1.

Limited Capital

We have limited capital and there can be no assurance that we will be able to raise the capital needed to carry on our business.  We have incurred, and may continue to incur, operating losses for the foreseeable future and are currently subject to a “going concern” opinion by our outside auditor.  Our working capital needs will depend upon various factors including but not limited to the acceptability of our Postal Connections stores in the marketplace and our ability to attract franchisees as well as other factors.  Even if we achieve profitability there can be no assurance that we can sustain or increase profitability on a quarterly or annual basis.  Our failure to meet and realize our objectives may have a material adverse effect on our business, financial condition and results of operations.

2.

Recent Unforeseen Events

As a result of recent unforeseen events, significant financial and political changes have taken place in the United States and in the world.  These changes will have an effect upon us and the future activities contemplated by this Report.  Many of our plans were made prior to and without regard to these events.  As a result, future developments concerning us and our ability to act in accordance with the plans and expectations set forth in this Report are subject to significant uncertainty.

3.

Requirement of Additional Capital to Market and Advertise

The marketing and advertising of our franchises will require the expenditures of significant capital.  Additional capital will be required to acquire existing business centers in accordance with our expansion plans.  We expect to incur operating losses for the foreseeable future.  Our actual working capital needs will depend upon many factors including, but not limited to, our progress and the success of our marketing and sales efforts and commercial acceptance of our services.  We may seek to obtain additional capital through private or public debt or equity from the financings.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the common stock.  The sale of additional equity or convertible debt securities could result in additional dilution to existing shareholders.  In addition, the issuance of debt securities could increase the risk or perceived risk to the Company.  There can be no assurance that any additional financing will be available to us on acceptable terms if at all.

4.

Competition

We face competition from other companies which are larger, better known and which have greater financial assets and resources than we have.

5.

Our Business is Subject to Regulatory Oversight

Our franchise sales are subject to rules of the Federal Trade Commission and certain state laws regulating the offer and sale of franchises.

6.

We Depend On Certain Key Personnel

Stephen M. Thompson, our president and CEO, has been a significant factor in our development.  We currently depend upon his services in these capacities.  The loss of Mr. Thompson's services, or his inability to devote sufficient attention to its operations, could materially and adversely affect our operations.  We do not maintain key man life insurance on Mr. Thompson and he has not entered into an employment agreement nor an agreement not to compete with us.

7.

Our Authorized Preferred Stock Exposes Stockholders to Certain Risks

Our Certificate of  Incorporation authorizes the issuance of up to 10,000,000 shares of  Preferred Stock.  The authorized Preferred Stock constitutes what is commonly referred to as "blank check" preferred stock.  This type of preferred stock  allows the Board of Directors to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences  and to issue shares of any series without further stockholder approval.  While the Board of Directors must exercise its fiduciary duties in connection with the creation and issuance of any Preferred Stock, any Preferred Stock hereafter created could feature rights and  preferences  adverse to the holders of Common Stock.  In March 2001 the Board of Directors designated the creation of 3,200,000 shares of Series A Convertible Preferred Stock and 3,200,000 shares of Series B Convertible Preferred Stock in connection with the acquisition by the Company of all of the outstanding shares of Common Stock of Cyber Centers, Inc.  Each share of Series A Preferred Stock is convertible at any time after June 30, 2003 into 1.1 shares of Common Stock of the Company.  Each share of Series B Preferred Stock is convertible at any time after June 30, 2004 into 1.2 shares of Common Stock of the Company.  Each share of Series A Preferred Stock and each share of Series B Preferred Stock has one vote on all matters to be voted upon by stockholders.  There were issued and outstanding as of August 30, 2002 3,144,032 shares of Series A Preferred Stock and 3,144,032 shares of Series B Preferred Stock.  We may redeem the Series A Preferred Stock and the Series B Preferred Stock on 15 days notice at a redemption price of $1.00 per share.  The outstanding shares of Series A and Series B Convertible Preferred Stock represent in the aggregate 39.4% of the total number of outstanding shares entitled to vote on all matters requiring a vote of stockholders.

8.

Management Controls a Significant Percentage of Our Outstanding Stock

As of October 9, 2002 Stephen M. Thompson, Chairman of the Board and President of the Company, individually, through his ownership of World Call Funding, Inc., and otherwise controls approximately 23.6% of the outstanding Common Stock and 5.4% of the outstanding Preferred Stock or approximately 16.2% of the shares entitled to vote.  Mr. Thompson’s adult daughter controls approximately 6.5% of the shares entitled to vote.  As a result, subject to any fiduciary duties he may have to us, Mr. Thompson can significantly influence all matters requiring stockholder approval and thus our  management and affairs.  Matters that typically require stockholder approval include election of directors, merger or consolidation with another entity and sale of all or substantially all of our assets.

This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could effect the market price of our Common Stock.

9.

The Common Stock Has Experienced Limited Trading

Prior to May, 2002 there was extremely limited trading of shares of the Common Stock in the "Electronic Pink Sheets".  The Pink Sheets is not an automated quotation system and is characterized by low volume of trading.  On approximately May 7, 2002 the Common Stock began trading on the Electronic Bulletin Board.  There can be no assurance as to the prices at which the shares of Common  Stock will trade or as to the future volume of trading.  Until shares of Common Stock become more broadly held and orderly markets develop and even thereafter, the prices of the Common Stock may fluctuate significantly.  Prices for the Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

The depth and liquidity of the markets for the Common Stock

Investor perception of the Company and the industry in which the Company participates

General economic and market conditions

Responses to quarter-to-quarter variations in operating results

Failure to meet securities analysts' estimates

Changes in financial estimates by securities analysts

Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by the Company or its competitors

Additions or departures of key personnel

Sales of Common Stock

Accounting pronouncements or changes in accounting rules that affect the Company’s financial statements

Other factors and events beyond the control of the Company

10.

Potential Future Sales of Restricted Shares Could Depress the Market Price for our Common Stock.

Approximately 10,002,973 shares of Common Stock were issued and outstanding as of October 9, 2002. We believe that approximately 8,867,523 of these shares are "restricted securities" as that term is defined in Rule144 promulgated under the Securities Act of 1933, as amended.  Rule 144 provides in general that a person (or persons whose shares are aggregated) who has satisfied a one-year holding period,  may sell within any three month period, an amount which does not exceed 1% of the then outstanding shares of Common Stock or (in certain circumstances, if greater) the average weekly trading volume of the Common Stock during the four calendar weeks before such sale.  Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by  persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of two years.  The possible sale of these restricted shares may in the future dilute an  investor's percentage of freely tradeable shares and may depress the price of the Company’s Common Stock.  Also, if substantial, such sales might also adversely affect our ability to raise additional  equity capital.  However, as of the date of this Annual Report 2,322,625 of the shares of Common Stock believed to be "restricted securities" are controlled by Stephen M. Thompson, an affiliate of the Company.  These shares will not be eligible for sale under Rule 144 until November 19, 2002 and may only be sold  subject to the volume limitations of Rule 144 described above for so long as Mr. Thompson  remains an affiliate and for three months thereafter.  In addition, we have issued and outstanding 3,144,032 shares of Series A Convertible Preferred Stock and 3,144,032 shares of Series B Convertible Preferred Stock.  Each of such shares is convertible at any time after June 30, 2003 into 1.1 shares of Common Stock and after June 30, 2004 into 1.2 shares of Common Stock, respectively.  The Common Stock issuable upon conversion of the Preferred Stock will, upon such conversion satisfy the one-year holding period referred to above and will be available for sale without any quantity limitation by non-affiliates of the Company.

11.

The Trading Price of our Common Stock Entails Additional Regulatory Requirements, Which May Negatively Affect Such Trading Price

The trading price of our  Common Stock has been substantially below $5.00 per share.  As a result of this price level, trading in the Common Stock is subject to the  requirements of certain rules promulgated under the Securities Exchange Act of 1934.   These rules require additional   disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share ("penny stock"), subject to certain exceptions.  Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks  associated  therewith, and impose various sales practice requirements on broker-dealers who sell penny  stocks to persons other than established customers and accredited investors (generally  institutions).  For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting  transactions in the Common Stock affected.  As a  consequence, the market liquidity of the Common Stock could be severely limited by these regulatory requirements.

12.

Our Common Stock is quoted on the Over-The-Counter Bulletin Board; We are not Required to Meet or Maintain any Listing Standards for our Common Stock to be Quoted on the Over-The-Counter Bulletin Board.

Our Common Stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “GBSS”.  The Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. (“NASD”) and displays real time quotes, last sale prices and volume information in over-the-counter equity securities such as the Company’s common stock.  The Bulletin Board is a quotation medium for subscribing members of the NASD, not an issuer listing service, has no listing standards, and should not be confused with the Nasdaq Stock MarketSM.  There is no assurance that the Bulletin Board will provide liquidity for the purchase and sale of the Company’s common stock.

13.

We Do Not Expect to Pay Cash Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation and expansion of our business.  Therefore, we do not expect to pay any cash dividends in the foreseeable future.

14.

New Management

The operating results of any company are heavily dependent upon the efforts and success of its senior management team.  In the past 12 months, our senior management team has undergone major changes, with the addition of a new President and Chief Operating Officer of Cyber Centers and other members of senior management, some of whom have been with us for fewer than six months.  While we have great confidence in our current senior management team, we are subject to certain risks associated with a new management structure, including, among others, risks relating to employee and franchise relations, managerial efficiency and effectiveness and overall familiarity with our business and operations.

15.

Reliance on Key Vendors

We estimate that about 40% of the gross sales of typical Postal Connections stores are attributable to services provided by United Parcel Service("UPS") and Federal Express (“Fed Ex”).  In addition, we estimate that a large majority of general ground shipping in the United States is done through UPS and FedEx.  As such, these shipping companies are key vendors for the Postal Connections network.  If UPS or FedEx were to raise their prices or halt service to our stores, or otherwise materially adversely change the terms on which they do business with the Postal Connections network, our revenues could be materially and adversely affected.

16.

Lack of Control Over Franchisees

As is true of the franchising industry generally, we are limited in the amount of control we may exercise over our franchisees.  We operate seven company-owned locations, and anticipate, through acquisition, adding another 13 locations.  There are currently 37 locations owned by franchisees of Postal Connections, of which 23 are operating.  This lack of direct control by us may limit our ability to, among other things, launch "pilot" or test programs, introduce new goods and services, establish system-wide purchasing programs, and generally change the image or focus of our system in the future.  Our inability to take any of such actions in the future could have a material adverse effect on our business and results of operations.

17.

Fluctuations in Operating Results

Our operating results are affected by a wide variety of factors that could materially and adversely affect our revenues and profitability, including factors pertaining to (i) customer demand; (ii) general economic conditions in the retail industry; (iii) competition (iv) new product development, such as increased research, development and marketing expenses associated with new product introductions and risks associated with customer acceptance; and (v) sales marketing risks, including the risk that we will be unable to sell franchises at current prices and levels.

ITEM 3.

LEGAL PROCEEDINGS

There are no pending legal proceedings, and we are not aware of any threatened legal proceedings to which we are a party.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

MARKET INFORMATION.  Our Common Stock was traded on an extremely limited basis in the over-the-counter market until the quarter ended December 31, 2001.  As of May 7, 2002 prices for the Common Stock were quoted on the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol GBSS.  The following table sets forth the high and low closing bid prices of the Company’s Common Stock for the periods indicated as reported by the National Quotation Bureau, Inc. through April, 2002 and by the NASD thereafter.  These quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

QUARTER ENDED

HIGH BID

LOW BID

September 30, 2001

$.40

$.30

December 31, 2001

$.75

$.55

March 31, 2002

$.95

$.45

June 30, 2002

$.74

$.30

September 30, 2002

$.75

$.12

(b)

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.  The number of record holders of our common stock at October 9, 2002, was approximately 349.  This does not include shareholders who hold stock in their accounts at broker/dealers or at clearing houses.

(c)

DIVIDENDS.  No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Global Business Services, Inc. is the parent of Cyber Centers, Inc. ("CCI").  Through CCI, we are engaged in the private postal and business services industry, both through our direct ownership of corporate retail stores as well as through our Postal Connections of America franchise operations. The postal and business services furnished include parcel packing and shipping, fax, copies, mail box rentals, money orders and transfer, computer workstations with internet access, video conferencing and conference rooms. Our stores also offer a variety of goods for retail sale, including office supplies, packing materials, legal forms, greeting cards, cellular phones and other items. We are not  engaged in any other material operations.

We had accumulated deficits of $10,759,522 and $9,677,094 as of June 30, 2002 and 2001 respectively.  We had stockholders' equity of $793,350 and $1,582,322 as of June 30, 2002 and 2001, respectively.

We expect operating losses and negative operating cash flows to continue for at least the next twelve months.  We anticipate losses to continue because we expect to incur additional costs and expenses related to marketing and other promotional activities; hiring of management, sales and other personnel; acquisitions of additional corporate stores; potential acquisitions of related businesses; and expansion of franchise sales activities.

Liquidity and Capital Resources.

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan arrangements.  At June 30, 2002, we had a working capital deficiency of approximately $1,023,007. However, current liabilities include approximately $292,000 in shareholder notes; $189,000 of deferred revenues that have already been collected; and $315,000 in convertible notes which mature between April and June 2003. During the year ended June 30, 2002, we supplemented our working capital by receiving cash of $597,000 from the private sale of our common stock and debt instruments.

In addition, during the year ended June 30, 2002, we issued 458,907 shares of our common stock for services and fundraising.

Although we experienced considerable growth in revenues for the year ended June 30, 2002 compared to the prior year, this may not be indicative of future operating results. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out single and multi-unit postal and business stores for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that  we will obtain such financing.

At June 30, 2002, we employed 18 full time and 18 part time employees, and two full time independent contractors.

Recent Events

On May 3, 2002, our stock was listed on the OTCBB, enabling us to communicate with a larger segment of the investment community.

On May 29, 2002, we signed a letter of intent to acquire Eagle Postal Centers (“Eagle”) of Dallas Texas.   We propose to acquire the 13 Eagle stores located in the Dallas metro area.

In June 2002, we hired Kenneth Sully as president and CEO of our subsidiaries, Cyber Centers, Inc. and Postal Connections of America Franchise Corp.  Ken has over 25 years experience in franchise sales including being the former vice president of worldwide franchise development at Mail Boxes Etc. during the period that it grew from 900 to over 3,000 stores.

On August 12, 2002, we signed a letter of intent with Arizona Capital, Inc., a subsidiary of CGS Blackwater, LLC., to raise $3,000,000 for the purposes of acquiring Eagle and future growth.

In August 2002, we hired Fred Morache as Vice President of Marketing. of our subsidiaries Cyber Centers, Inc. and Postal Connections of America Franchise Corp.  Fred has over 30 years of franchise marketing experience including being the former vice president of marketing at Mail Boxes Etc.

In September 2002, we hired Andy Thompson, PhD, as vice president of operations and training for our subsidiaries, Cyber Centers, Inc. and Postal Connections of America Franchise Corp.  Andy has over 25 years of franchise operations training and systems experience, including being the former director of worldwide training at Mail Boxes Etc.

In September 2002, we switched our money order and money transfer business to Western Union in all of our stores.  We believe that Western Union brings our stores more name recognition and will increase foot traffic

.

Results of Operations - Years Ended June 30, 2002 and June 30, 2001

Total revenues increased 45% from 2001 to 2002.  Current year results include the full twelve months of operations for the stores acquired during fiscal 2001. We acquired our largest store, in Lake Havasu City, Arizona, at the end of 2001.

Store revenues increased 39% from 2001 to 2002.  Franchise sales and royalties increased 111% from 2001 to 2002.  Additional franchise revenues of $94,500 in each of 2002 and 2001 have been collected, but deferred until the particular franchise stores start operations.

Our store sales gross profit percentage decreased from 57% to 35% due to increased sales of lower margin items such as postage stamps and  United States Postal Service metered mail.  Former management was focused on increasing daily cash receipts without regard to profitability. Our Lake Havasu City store is a contract post office for the United States Postal Service and receives a flat fee for such services, rather than marking-up stamps and metered mail as do our other stores. Additionally, we offered money transfer services for only part of the prior year compared to the full current year.

Selling expenses increased 32%, reflecting significantly greater franchise sales commissions.

General and administrative expenses decreased $4,421,000 or 73%.  $3,100,000 or two thirds of this decrease was fiscal 2001 compensation paid mostly in stock, valued at $2.50 per share at that time, to our current president for his services for the acquisitions of three stores and the franchise company.  Other stock and warrants issued for services was valued at $993,000 in 2001 and $352,000 in 2002.  Other payroll expenses decreased from $801,000 to $615,000 and occupancy costs increased, due to the increased number of locations from $153,000 to $220,000 for 2001 and 2002, respectively.

Depreciation and amortization decreased 53% from $210,000 to $98,000. This is due to our early adoption of SFAS 142, which stopped our goodwill amortization as of June 30, 2001

Net interest expense decreased by $1,212,000.  $1,296,000 of stock was issued in 2001 as compensation for investor cash advanced for three store purchases.  Otherwise, interest expense increased because we first issued convertible debentures beginning June 2001.

Critical Accounting Policies

Goodwill

All of our goodwill results from the seven stores and the store franchising company we purchased in fiscal 2000 and 2001.  The franchise operation and six of these seven stores are currently producing positive cash flow.  Our marketing vice president has projected significant sales growth, based upon recent past performance and planned near-term changes.  In each store, such near-term sales growth easily supports the carrying value of the goodwill originally assigned to that store at acquisition.  Our franchising operation is growing as well.  We believe the discounted present values of estimated future cash flows from each store independently support the carrying value of the goodwill assigned to each store.  If our cash flow projections are grossly overstated, goodwill of up to $1,004,184 would have to be written off as an expense in fiscal 2002.

Art valuation

We hired an appraiser in early 2001 to examine and appraise our art collection.  Our art consists of mostly numbered prints, with some original paintings and some sculpture.  We originally purchased this art by issuing shares in 1999 because a facet of our initial business plan was to acquire and sell art over the Internet.  We abandoned this venture in late 1999 and stored this art until we could offer it for sale.  We believe this art has neither increased nor decreased in value both before and after the appraisal date.  If this art was worthless, net of selling expenses, we would have a $711,000 expense in fiscal 2002.

Websites

We acquired a number of websites and Internet domain names by issuing 2,000,000 shares of stock in 1999, again with our original business plan to sell art over the Internet.  We have tried to sell these assets, and in July 2002, we traded these assets for 3 years’ of investor relations services to be provided by a reputable California firm.  These assets were originally valued and recorded at $100,000 when they were acquired, and we believe the value of these services we are now receiving approximates or exceeds the prior $100,000 carrying value.  If these services are to be considered worthless, we would have had to write down the websites by $100,000 in fiscal 2002.

ITEM 7.

FINANCIAL STATEMENTS

The report of the Company’s Independent Auditors appears at Page F-1 hereof, and the Financial Statements of the Company appear at Pages F-2 through F-12 hereof.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

There have been no disagreements between us and our independent accountants on any matter of accounting principles or practices or financial statement disclosure required to be disclosed under this Item.

We engaged Malone & Bailey, PLLC, to re-audit our financial statements for the year ended June 30, 2001, which resulted in substantial restatements to our financials for that period and also those of the year 2000.  The original financial statements for 2001 and 2000 were first filed in our Form 8-K on May 7, 2002.  See Note 12 of the financial statements included in this Form 10-KSB.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)

Our Directors, Executive Officers and significant employees through September 10, 2002 were as follows:

NAME

AGE

POSITION

Stephen M. Thompson(1)

54

Chairman of the Board and President

Seth Horn(1)

48

Secretary and Treasurer

Harvey Judkowitz(2)

58

Director

George Marlowe

61

Director

Kenneth C. Sully

51

President and CEO of Cyber Centers, Inc. and

Postal Connections of America Franchise Corp.

Fred Morache

59

Vice President Marketing, Cyber Centers, Inc. and Postal Connections of America Franchise Corp.

C.A. “Andy” Thompson

57

Vice President - Operations and Training, Cyber Centers, Inc. and Postal Connections of America Franchise Corp.

_____________

(1) Elected on November 28, 2001

(2) Resigned as Treasurer on November 28, 2001

Stephen M. Thompson was elected Chairman of the Board, Chief Executive Officer and President of Global. on November 28, 2001.  For more than past five years he has been engaged in corporate development, investment banking and personal investments.  He is the sole  shareholder and President of World Call Funding, Inc. which acquired 1,850,000 shares of common stock of the Company on November 19, 2001.

Seth Horn was elected Secretary, Chief Financial Officer and Treasurer of Global on November 28, 2001.  From October 1999 until March 31, 2002 he was also the Chief Financial Officer of The Players Network, Inc.  From August 1997 to October 1999 Mr. Horn was a financial consultant to Powerine Oil Company.  From August 1995 to August 1997 he was Chief  Financial Officer and Controller of International Vinyl Products.   Mr. Horn has a B.A. in  Accounting from Pennsylvania State University. He is a certified public accountant.

Harvey Judkowitz served as a Director and the Treasurer of Global and its predecessor Pan-International Holdings, Inc. from September 1999 until November 28, 2001 when he resigned as Treasurer but continued as a Director.  He is a certified public accountant and has maintained his own public accounting practice since 1988.

George Marlowe became a Director of Global on November 28, 2001.  Since 1975 he has served as President of VideoPitch, a company based in Marina del Rey, California which he founded.  That company conducts man-in-the-street videotape interviews and edits the footage into presentations for advertising agencies involved in new business proposals.

Kenneth C. Sully joined Cyber Centers, Inc. on June 1, 2002.  He has had over 25 years of experience in the franchise industry.  From 1990 until 1995 he was employed by Mail Boxes, Etc., Inc., as Vice President of Worldwide Franchise Development.  In that position that company grew from 900 to approximately 3,000 locations in 47 countries.  Mr. Sully’s expertise includes retail, franchise, business models, site selection, consumer sales, marketing, administration and start-up operations and development.  He was also instrumental in the successful launch of franchise start-ups for Your Office U.S.A. Inc. (executive suites) and WEBCard Technologies, Inc. (multi-media).

Fred Morache has been engaged in marketing and customer sales development at some of the country’s most prominent franchise companies for the last 20 years.  He served as a marketing executive with Cyber Centers under a consulting agreement from July to  October 1, 2002 when he became an employee.  Prior to joining Cyber Centers and from January, 2001 he provided sales and marketing services through his consulting practice to Monster.com, a subsidiary of TMP Worldwide.  For approximately 20 years prior thereto Mr. Morache held a variety of marketing and business development positions with Snelling Personnel Services, Mail Boxes, Etc., Coldwell Banker Residential Real Estate and McDonald’s Corp, all franchise companies.  At Mail Boxes, Etc. from 1989 to 1997 he developed the company’s logo and identity standards program, the national account and sales division and launched the company’s national advertising program.  Mr. Morache is a graduate of the University of Missouri School of Journalism and has Bachelors and Masters degrees from Illinois State University.

C.A. “Andy” Thompson joined Cyber Centers as Vice President-Operations and Training on September 16, 2002.  Dr. Thompson has over 25 years experience in the franchise industry in operations support, designing systems for retail networks and training more than 9,000 franchise owners, managers and employees worldwide.  Dr. Thompson served as Director of Training and Operations at The  Copy Club, Inc. based in San Diego, California from October 2000 to September 2002.  Prior thereto he was Director of Worldwide Training at Mail Boxes, Etc., Inc. for approximately 10 years.  Dr. Thompson holds degrees from Goddard University and San Diego State University and a Ph.D. in business development from Honolulu Univeristy.

The authorized number of directors of the Company is fixed at four.  Each director serves for a term of one year that expires at the following annual stockholders’  meeting.  Each officer serves at the pleasure of the Board of Directors and until his successor has been elected and qualified.  Directors of the Company receive no remuneration for their services as such, but the Company reimburses the directors for any expenses  incurred in attending any directors’ meetings.

There are no family relationships, or other arrangements or understandings between or among  any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

(b)

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”).  Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the Company’s files and its review of the EDGAR filing system maintained by the SEC, the Company believes that during the fiscal year ended June 30, 2002 certain 16(a) filing requirements applicable to its officers, directors and 10% shareholders were not complied with.  The Company failed to receive copies or written representations from each of Stephen M. Thompson and Seth Horn regarding timely filing of one Form 4 and Carl Morsbach regarding timely filing of Form 3.

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, promoter or control person which involved a criminal conviction, a pending criminal conviction, a pending or concluded administrative or civil proceeding limiting ones participating in the securities or banking industries or finding of securities or commodities law violations.  Furthermore, no bankruptcy petition has been filed by or against any business of which a director, promoter or control person was a general partner or executive officer either at the time of such bankruptcy or within two years prior to that time.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us to our Chief Executive Officer and Chief Financial Officer during the year ended June 30, 2002.

Name and Principal Position

Salary

Other Annual Compensation

Stephen M. Thompson

$56,100

$94,000(1)

Chairman of the Board and President

Seth Horn

$48,500

$25,000(2)

Chief Financial Officer

_______________

(1) Mr. Thompson received cash salary in the amount of $47,700; his other compensation includes 200,000 shares of the Company’s Common Stock valued at $.18 to $.75 per share and warrants to purchase 100,000 shares of Common Stock exercisable at $.10 per share.  Share prices were based on the market closing price on the date of issuance.  Stock and warrants were issued to companies controlled by Stephen M. Thompson in exchange for services, terminated service agreements and loans made by those entities to the Company.  Includes automobile and/or automobile lease payments of approximately $700 per month.

(2) Consists of 96,500 shares of Common Stock valued at $.55 to $.75 per share.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of October 9, 2002, the stock ownership of each person known by us to be the beneficial owner of 5% or more of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, the stock ownership of each director individually and of all directors and officers of the Company as a group based upon a total of 11,430,787 outstanding shares of Common Stock and 3,144,032 outstanding shares each of Series A and Series B Preferred Stock.

Title

Name and Address

Amount and Nature

Percentage

of Class

of Beneficial Owner

of Beneficial Owner

of Class (7)

Common

Stephen M. Thompson

2,322,625 (1)

23.6%

213 So. Robertson Blvd.

Beverly Hills, CA 90211

Common

World Call Funding, Inc.

2,139,291 (1)

22.0%

213 So. Robertson Blvd.

Beverly Hills, CA 90211

Common

January Thompson

675,000 (2)

6.5%

213 So. Robertson Blvd.

Beverly Hills, CA 90211

Common

Arista Technology Marketing, Inc.

658,833 (3)

6.4%

213 So. Robertson Blvd.

Beverly Hills, CA 90211

Common

Carl Morsbach

1,007,000 (4)

10.3%

213 So. Robertson Blvd.

Beverly Hills, CA 90211

Common

Sweback & Company

700,000 (4)(c)

7.2%

213 So. Robertson Blvd.

Beverly Hills, CA 90211

Title

Name and Address

Amount and Nature

Percentage

of Class

of Beneficial Owner

of Beneficial Owner

of Class (7)

Common

Seth Horn

96,500

1%

213 So. Robertson Blvd.

Beverly Hills, CA 90211

Common

Harvey Judkowitz

35,000 (5)

(6)

10220 S.W. 124th Street

Miami, FL 33176

Common

George Marlowe

10,000

(6)

14000 Palawan Way, Suite E

Marina Del Rey, CA 90292

All Directors and Officers

As a Group (4 persons)

2,464,125

24.9%

_________________

(1) Includes:

(a) 2,139,291shares held by World Call Funding, Inc. of which Mr. Thompson is the sole shareholder,

(b) 50,000 shares and warrants to purchase 100,000 shares held by Leland Energy, Inc. of which Mr. Thompson is the sole shareholder, and

(c) 16,667 shares held by each of Jake Thompson and Jonathan Thompson, minor children of Mr. Thompson, of which shares he disclaims beneficial ownership but has voting control.

(2) January Thompson is the sole shareholder of Arista Technology Marketing, Inc.  She is the adult daughter of Stephen M. Thompson who disclaims beneficial ownership of such shares.

(3) Includes 16,667 shares and warrants to purchase 600,000 shares held by Arista Technology Marketing, Inc.

(4) Includes:

(a) 62,000 shares held by Carl Morsbach,

(b) 78,333 shares held by the Ed Morsbach Trust of which Carl Morsbach is the trustee, and

(c) 700,000 shares held by Sweback & Company and 166,667 shares held by Global Investments LLP, each of which are controlled bv Mr. Morsbach

(5) Including 10,000 shares and an option to purchase 25,000 shares

(6) Less than 1%

(7) Calculated in accordance with Item 403 of Regulation S-B.

Title

Name and Address

Amount and Nature

Percentage

of Class

of Beneficial Owner

of Beneficial Owner

of Class

Series A Preferred(1)(3)

Stephen M. Thompson

172,352 (4)

5.5%

213 So. Robertson Blvd.

Beverly Hills, CA 90211

Series B Preferred(2)(3)

Stephen M. Thompson

172,352 (4)

5.5%

213 So. Robertson Blvd.

Beverly Hills, CA 90211

_________________

(1) Each share of Series A Preferred Stock is convertible, on or after June 30, 2003, into 1.1 shares of Common Stock.

(2) Each share of Series B Preferred Stock is convertible, on or after June 30, 2004, into 1.2 shares of Common Stock.

(3) Holders of shares of Series A and Series B Preferred Stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

(4) Includes 89,018 shares held by World Call Funding, Inc. which Mr. Thompson is the sole shareholder, 50,000 shares held by Leland Energy, Inc., of which Mr. Thompson is the sole shareholder and 16,667 shares held by each of Jake Thompson and Jonathan Thompson, minor children of Mr. Thompson, of which shares he has voting control but disclaims beneficial ownership.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 14, 2000 Cyber Centers, Inc. (“CCI”) (then known as Inbound.com, Inc.) acquired all of the outstanding shares of Postal Connections of America Franchise Corp. (“PCAFC”), a franchisor of postal and business service stores, from Postal Connection Acquisition Group LLP, a Nevada limited partnership (“PCA Group”) for 1,200,000 shares of common stock of CCI valued at $2.50 each.  At the time of the transaction Stephen M. Thompson, (who became an officer, director and principal shareholder of the Company in November 2001), held a 40% interest in PCA Group through World Call Funding, Inc., of which he is the sole shareholder.  PCA Group received all of the consideration for the transaction.  PCA Group had acquired PCAFC from an unrelated party on July 1, 2000 in consideration for $500,000 consisting of $320,000 cash, 80,000 shares of common stock of CCI, $50,000 payable on February 14, 2001 and $50,000 payable on August 14, 2001.

On August 28, 2000 CCI acquired all of the outstanding shares of Metro Mail, Inc., the owner of a personal and business service store in Santa Ana, California, from Metro Mail Acquisition Group LLP (“MMG”) for $10,000 in cash and 240,000 shares of common stock of CCI valued at $2.50 per share.  On August 20, 2000 MMG acquired the assets comprising the store from an unrelated third party for $221,000, MMG had organized Metro Mail, Inc. and transferred the assets to it.  World Call Funding, Inc., wholly-owned by Stephen M. Thompson, held a 65% interest in MMG at the time of the transaction.

On April 14, 2001 CCI acquired certain assets, consisting of a postal and business service store in Santa Barbara, California, from Postal Business Pro Acquisition Group LLP, a Nevada limited partnership (“PBPA Group”) for $60,000 in cash and 136,000 shares of CCI common stock valued at $2.50 per share.  At the time of the transaction Stephen M. Thompson held a 100% interest in PBPA Group through World Call Funding, Inc., its sole partner, PBPA received all of the consideration for the transaction.  PBPA Group had acquired the store from an unrelated party on June 15, 2001 for $37,200.

On May 1, 2001 CCI acquired a postal and business service store operating as The Box Trot in Lake Havasu, Arizona from Havasu Postal Acquisition Fund LLP, a Nevada limited partnership (“HPAF”) for $475,000 in cash and 410,000 shares of common stock of CCI valued at $2.50 per share.  At the time of the transaction Stephen M. Thompson  held a 100% interest in HPAF through World Call Funding, Inc., its sole partner.  HPAF received and all of the consideration for the transaction.  HPAF had acquired the store on March 22, 2001 from an unrelated party for $345,800 in cash.

The excess price paid by CCI to Mr. Thompson on the four transactions referred to above was valued at $3,100,000 in services performed by him and $1,295,820 in purchase loan interest to third party investors.  See Note 4 of Notes to Financial Statements.

On May 21, 2002, pursuant to an agreement among the Company, CCI and World Call Funding, Inc. (“WCF”), a consulting agreement between WCF and CCI was terminated and the Company issued 100,000 shares of common stock to WCF.

Stephen M. Thompson may be deemed a parent and a promoter of the Company as those terms are defined in the rules and regulations under the Securities Exchange Act of 1934.

As of June 30, 2002 Leland Energy, Inc. (“Leland”) and WCF, each controlled by Stephen M. Thompson had loaned to GBS $138,000 and $3,000, respectively and WCF had loaned to CCI $38,000.  As of such date Arista Technology Marketing, Inc. (“Arista”) wholly-owned by January Thompson, the adult daughter of Stephen M. Thompson, had loaned $113,000 to GBS.  These loans are unsecured, payable on demand and bear interest at the rate of 12% per annum.  Leland and Arista each received warrants to purchase 100,000 shares of Common Stock of the Company exercisable at $.10 per share until May 1, 2005 in consideration for such loans.  Mr. Thompson disclaims any beneficial ownership in Arista.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit

Description

Number

2.0*

Plan of Agreement of Reorganization between Global Business Services, Inc. and Cyber Centers, Inc. dated February 22, 2002.

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

4.1*

Certificate of Designations, Preferences and Rights of Class A Voting Convertible Preferred Stock of Global Business Services, Inc.

4.2*

Certificate of Designations, Preferences and Rights of Class B Voting Convertible Preferred Stock of Global Business Services, Inc.

10.03

Stock Option Agreement dated January 4, 2000 by the Company in favor of Harvey Judkowitz is incorporated herein by reference from Amendment No. 1 to the Company's Form 10-SB General Form for Registration of Securities of Small Business Issuers (SEC File No. 000-28587), Exhibit 10.03.

99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________

*Incorporated by reference to Exhibit filed with Form 8-K/A on May 7, 2002.

(b) Reports on Form 8-K

A Report on Form 8-K/A was filed on May 7, 2002 reporting Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.  The Report included financial statements of Cyber Centers, Inc. for the fiscal years ended June 30, 2000 and June 30, 2001.

A Report on Form 8-K/A was filed on May 8, 2002 reporting Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.  The Report included unaudited financial statements of Cyber Centers, Inc. for the quarters ended September 30, 2001 and December 31, 2001.

A Report on Form 8-K was filed on May 10, 2002 reporting Item 4. Changes in Registrant’s Certified Public Accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BUSINESS SERVICES, INC.

(Registrant)

By: /s/ Stephen M. Thompson

Stephen M. Thompson,

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Seth Horn

Seth Horn

(Principal Financial Officer and

Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature

Title

Date

/s/ Harvey Judkowitz

Director

October 11, 2002

/s/ Stephen M. Thompson

Director

October 11, 2002

/s/ George Marlowe

Director

October 11, 2002

EXHIBITS INDEX – Incorporated by reference to Item 13(a) of this Report.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

  Global Business Services, Inc.

  Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Global Business Services, Inc. as of June 30, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended.  These financial statements are the responsibility of Global’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Business Services, Inc. as of June 30, 2002 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Global will continue as a going concern.  Global has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans are described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PLLC

---------------------------------

Malone & Bailey, PLLC

www.malone-bailey.com

Houston, Texas

September 6, 2002

GLOBAL BUSINESS SERVICES, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2002

ASSETS

Current Assets

  Cash

$    8,607

  Accounts receivable, net

   14,158

  Inventory

   34,816

  Other

     4,133

Total Current Assets

  61,714

Fixtures and equipment, net of accumulated  depreciation of $194,352

122,764

Goodwill, net of accumulated amortization of $165,355

1,004,184

Assets held for sale

811,000

Deposits

       20,909

$2,020,571

=========

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

  Convertible notes payable

$  315,000

  Accounts payable

259,179

  Accrued expenses

 29,336

  Deferred franchise fee revenue

189,000

  Notes payable - related party

   292,206

Total Current Liabilities

   1,084,721

Convertible notes payable

   142,500

Total Liabilities

1,227,221

Commitments

Stockholders’ Equity

  Convertible preferred stock, $.01 par value, Class A

    3,200,000 shares authorized, 3,144,032 issued and outstanding

31,440

Convertible preferred stock, $.01 par value, Class B

    3,200,000 shares authorized, 3,144,032 issued and outstanding

31,440

  Common stock, $.01 par value, 50,000,000

    shares authorized, 10,002,973 shares issued and outstanding

100,030

  Paid in capital

11,389,962

  Retained deficit

(10,759,522

)

Total Stockholders’ Equity

       793,350

$2,020,571

=========

See accompanying summary of accounting policies and notes to financial statements.

GLOBAL BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2002 and 2001

(Restated)

2002

2001

-----------

-----------

Revenue

  Sales of money orders

    2002, net of gross collections of $2,406,482

$      14,663

    2001, net of gross collections of $529,890

$    26,949

  Sales of other products and services

1,773,845

1,255,873

  Sales of franchises

132,300

18,900

  Franchise royalties earned

       92,811

     87,652

Total Revenue

  2,013,619

1,389,374

Cost of sales

1,093,265

 558,001

Selling

149,411

52,066

General & administrative

1,664,823

6,146,921

Depreciation and amortization

97,963

59,228

Amortization of goodwill

_______

   150,557

Total operating expenses

  3,005,462

6,966,773

Operating loss

 (  991,843

)

(5,577,399

)

Other income and (expense)

  Interest income

1,173

2,120

  Interest expense

 (   91,758

)

(1,303,933

)

NET LOSS

$(1,082,428

)

$(6,879,212

)

=========

=========

Basic and diluted loss per share

$(.12

)

$(.87

)

Weighted average shares outstanding

9,297,142

7,953,113

See accompanying summary of accounting policies and notes to financial statements.

GLOBAL BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2002 and 2001

Preferred Shares

Common

Series A

Series B

Shares

----------

----------

----------

Balances, June 30, 2000

7,202,600

Shares issued for:

  - cash

131,850

  - services

397,100

  - 3 stores acquisition

- shares for assets

88,400

- shares for affiliate

    services

697,600

  - franchisor acquisition

- shares for assets

200,000

- shares for purchase loan

    interest expense

518,328

- shares for affiliate services

481,672

Net loss

_________

Balances, June 30, 2001

  9,717,550

Shares redeemed for transaction

  cancelled by artholders

(  982,495

)

Shares issued for:

  - debt conversion

336,400

  - cash

616,355

  - services

197,417

  - fundraising

261,490

Reorganization

3,144,032

3,144,032

(  143,744

)

Cash expenses of fundraising

Value of warrants issued for:

  - services

  - interest expense

Net loss

_________

__________

_________

Balances, June 30, 2002

3,144,032

3,144,032

10,002,973

========

=========

========

Par Value, at $.01 per share

$   31,440

$   31,440

$  100,030

========

========

========

See accompanying summary of accounting policies and notes to financial statements.

GLOBAL BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2002 and 2001

Paid in

Accumulated

Capital

Deficit

Totals

-----------

------------

-----------

Balances, June 30, 2000

$ 4,795,390

$( 2,797,882

)

$ 2,069,534

Shares issued for:

  - cash

432,931

434,250

  - services

988,779

992,750

  - 3 stores acquisition

- shares for assets

220,116

221,000

- shares for affiliate services

1,737,024

1,744,000

  - franchisor acquisition

- shares for assets

498,000

500,000

- shares for purchase loan

    interest expense

1,290,637

1,295,820

- shares for affiliate services

1,199,363

1,204,180

Net loss

________

( 6,879,212

)

(6,879,212

)

Balances, June 30, 2001

11,162,240

( 9,677,094

)

 1,582,322

Shares redeemed for transaction

  cancelled by artholders

( 972,670

)

(982,495

)

Shares issued for:

  - debt conversion

837,636

841,000

  - cash

168,287

174,450

  - services

247,938

249,912

  - fundraising

(   2,615

)

Reorganization

(  61,443

)

Cash expenses of fundraising

(  91,411

)

(  91,411

)

Value of warrants issued for:

  - services

60,000

60,000

  - interest expense

42,000

42,000

Net loss

_________

( 1,082,428

)

(1,082,428

)

Balances, June 30, 2002

$11,389,962

$(10,759,522

)

$   793,350

=========

=========

========

See accompanying summary of accounting policies and notes to financial statements.

GLOBAL BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

Years Ended June 30, 2002 and 2001

(Restated)

2002

2001

-------------

-------------

Cash Flows From Operating Activities

  Net loss

$(1,082,428

)

$(6,879,212

)

  Adjustments to reconcile net income to net cash

    provided by (used in) operating activities:

    Depreciation and amortization

97,964

209,785

    Issuance of stock for:

store acquisitions - services by an affiliate

2,948,180

store acquisitions - interest

1,295,820

      services - other

249,912

992,750

    Issuance of warrants for services and interest

102,000

  Changes in:

    Accounts receivable

5,476

(  19,316

)

    Inventory

(   11,839

)

65,220

    Other current assets

(    4,133

)

    Accounts payable

(   74,531

)

210,085

    Accrued expenses

(    3,968

)

 28,263

    Deferred franchise fee revenue

     94,500

     94,500

  Net Cash Provided by Operating Activities

(  627,047

)

(1,053,925

)

Cash Flows Used in Investing Activities

  Purchase of stores - allocation of cash purchases to

    - inventory

(    55,000

)

    - fixtures and equipment

(  160,000

)

    - goodwill

(  162,536

)

    - deposits

(      5,464

)

  Purchase of fixtures and equipment

(   23,841

)

  Increase in deposits

(     7,950

)

     11,905

  Net Cash Used by Investing Activities

(   31,791

)

(  371,095

)

Cash Flows Provided by Financing Activities

  Proceeds from notes payable, net of offering

    costs of $23,000 in 2002 and $143,007 in 2001

230,500

1,012,993

  Proceeds from affiliate notes payable

283,677

3,850

  Proceeds from sales of stock

174,450

434,250

  Less:  costs of fundraising

(91,411)

________

  Net Cash Provided (Used) by Financing Activities

  597,216

1,451,093

Net increase (decrease) in cash

(   61,622

)

26,073

Cash at beginning of year

     70,229

     44,156

Cash at end of year

$      8,607

$      70,229

========

=========

Cash paid during the year for:

  Interest

$    87,079

$     8,113

 Non-cash transactions:

  Conversion of notes payable to common stock

$  841,000

  Purchase of retail stores with common stock

 $   721,000

See accompanying summary of accounting policies and notes to financial statements.

GLOBAL BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Better Technologies, Inc. was formed in Nevada on July 9, 1998.  In October 1999, Better Technologies acquired a substantial art collection and several websites and Internet domain names, with the intention to operate an Internet retail art business.  This business did not materialize and these assets are now up for sale.  See Note 5.

The name was changed on December 7, 1999 to Inbound.com, Inc. and again on October 22, 2000 to Cyber Centers, Inc.  In December 1999, Cyber Centers acquired the first of seven retail stores that provide postal, shipping and other business services and supplies.  See Note 4.  Cyber Centers’ wholly-owned subsidiary, Postal Connections of America Franchise Corp., an Arizona corporation, franchises this same concept to third-party store owners.  At September 6, 2002, there were 23 operating franchisee locations in several states.

Photovoltaics.com, Inc. was incorporated on March 10, 1999 in Delaware to manufacture thin film solar cells and sell them through the Internet.  This venture failed and the name of the since-inactive company was changed to Pan-International Holdings, Inc. on June 6, 2000.  On November 19, 2001, 69% of the outstanding stock of Global was purchased by Cyber Center’s current president.  The name was changed to Global Business Services, Inc. on December 17, 2001.

Cyber Centers entered into a reorganization with Global Business Services, Inc., a Delaware corporation, on February 22, 2002.  This business combination was accounted for as a “reverse merger” because Global had no significant assets or operations at the time.  In a reverse merger with a public shell such as Global, the legal acquiree (Cyber Centers) is treated as the accounting acquiror and Cyber Centers becomes the public company.  Global has remained the parent, with all operations being conducted through its wholly-owned subsidiary, Cyber Centers, and all of its wholly-owned subsidiaries, which include Postal Connection of America Franchise Corporation, The Postal Pro, Inc., and The Box Trot, Inc.

Basis of Presentation.  The consolidated financial statements include the accounts of Global and all of its subsidiaries as named above after the elimination of intercompany transactions.  All references to “Global” include the transactions of Cyber Centers and its subsidiaries, accounted for on a consolidated basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents.  Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Revenue Recognition.  Global recognizes income from the sale of products and services to customers when the services are performed or the products are delivered.  All sales of products or services by company stores occur at one of the 7 retail locations.

Franchise Fee Revenue Recognition.  Global recognizes revenue on sales of franchises when all material services or conditions relating to each sale have been substantially performed or satisfied by Global which is deemed to be when each franchisee commences operations.  Significant services performed subsequent to this date are properly and independent compensated by the royalty and fee revenues charged to ongoing franchisees.  Royalty and fee revenue from franchisees is recognized monthly based upon either sales of the franchisee stores or a flat $500 per month fee.

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional, undetermined fee.  The initial fee is $18,900 and is payable at signing.  Royalty and other fee payments are due monthly.  There are no minimum sales requirements.  There is no right of refund.  As of June 30, 2002, there were 23 operating franchises and another 10 franchises paid for in advance with 5 scheduled to open in late 2002 and 5 with no signed site lease yet.

Allowance for Doubtful Accounts.  Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.  There was no allowance at June 30, 2002.

Inventories consist of office and packaging supplies and prepaid postage, and are valued at the lower of first-in, first-out (FIFO) cost or market.

Long-lived Assets.  Property and equipment are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Goodwill was recorded when each of the 7 stores and the franchisor corporation were purchased.  Goodwill was initially amortized over a 5-year life for the stores and an 8-year life for the franchisor corporation, beginning on the purchase date.  Beginning with fiscal 2002, Global adopted SFAS 142 and is no longer amortizing goodwill.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  Impairment losses have not been recognized because the franchisor and 3 of the stores were profitable in fiscal 2002, and all stores are expected to be profitable in fiscal 2003.

Income Taxes.  Income tax expense is based on reported earnings before income taxes.  Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Earnings per Share.  Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

New Accounting Pronouncement. In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets.  Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.  The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, Global elected to adopt FAS 142 effective July 1, 2001.  Application of the non-amortization provisions of FAS 142 for goodwill is expected to result in an increase in operating income of about $196,408 for next year.  At June 30, 2002, Global had unamortized goodwill of $1,004,184. Pursuant to FAS 142, Global will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change.

Reclassifications.  Certain reclassifications of certain prior year amounts were made to conform with the current year presentation.

NOTE 2 - GOING CONCERN

Most of Global’s seven company-owned stores and 23 franchised stores are at a relatively early stage of growth and do generate operating income, but that income is insufficient to offset corporate overhead.  Management is attempting to sell additional stock and its art inventory and make acquisitions of additional stores and other properties with stock.  As of September 6, 2002, management’s plans have not yet materialized, although all but one of the individual stores are now cash flow positive.

NOTE 3 - FIXTURES AND EQUIPMENT

Estimated

Useful Lives

2002

--------------

------------

Furniture and equipment

3 years

$  139,952

Store fixtures and improvements

1 - 10 years

177,164

------------

$  317,116

Less:  accumulated depreciation and amortization

(194,352

)

------------

$  122,764

========

NOTE 4 - STORE ACQUISITIONS

An aggregate allocation of the purchase price is as follows:

Specific

Total

Assets

Goodwill

------------

----------

------------

  Stores purchased in fiscal 2001

$   430,000

 $113,800

$  316,200

  Stores purchased in fiscal 2002

1,104,000

250,661

853,339

  Add:  Cash and stock paid for

  - purchase loan interest

1,295,820

  - services by an affiliate

3,100,180

------------

----------

------------

Totals

$5,930,000

$364,461

$1,169,539

========

=======

========

1,986,000 shares valued at $2.50 per share, or $4,965,000 and $965,000 in cash were paid for these stores, with $430,000 in cash spent for 4 stores in fiscal 2000 and $5,500,000 in stock and cash spent for 3 stores and the franchisor corporation in 2002.

The purchase loan interest represents 718,328 shares valued at $2.50 per share, or $1,795,820 valuation of shares given to unrelated third parties for giving Global $500,000 to buy the franchisor corporation.  The stock value in excess of the $500,000 purchase price, or $1,295,820, was charged to operations as interest expense.  The services and interest expense were charged to operations in fiscal 2001.

The affiliate mentioned above is the current president of Global, Steve Thompson, who was chief operating officer of Cyber Centers when he advised Cyber Centers on purchase acquisitions from December 1999 through December 2000 and on the reverse acquisition of Cyber Centers with Global in February 2002.  Mr. Thompson was appointed president of Cyber Centers in November 2001 and of Global on the merger date of February 22, 2002.

NOTE 5 - ASSETS HELD FOR SALE

Global acquired artwork and websites in October 1999 through the issuance of 4,355,429 shares of common stock valued at $1,703,495.  During fiscal 2002, several sellers of the art changed their minds and exchanged 982,495 shares of stock for art valued at $982,495.  Remaining art on hand is valued at $711,000.

In the fall of 2001, management decided to sell the art, and has determined that the current carrying value of $711,000 approximates the net realizable value upon sale.  No impairment loss has been taken.

Websites were purchased in the fall of 1999 for 2,000,000 shares of stock valued at $100,000.  In August 2002, Global signed an agreement to exchange these websites for investor relations services over a 3-year period.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Notes payable consist of the following:

  Notes payable to investors, unsecured, interest at 13%, convertible to common stock at the rate of $2.50 per share

$330,000

  Notes payable to investors, unsecured, interest at 10%, convertible to common stock at the rate of $2.50 per share

127,500

-----------

$457,500

=======

The above are due $315,000 in fiscal 2003 (short-term) and the remainder in 2004 (long-term).

In fiscal 2002 and 2001, $142,500 and $1,156,000 was raised, respectively.  In fiscal 2002, $841,000 in convertible notes were converted by their holders to 336,400 shares of common stock, at $2.50 per share.

NOTE 7 - INCOME TAXES

Income taxes are not due since Global has had losses since inception.  As of June 30, 2002, Global had approximately $3,800,000 in net operating losses, which expire in fiscal 2020 and 2021.

The components of deferred taxes are as follows:

2002

   2001

-------------

-------------

Deferred tax assets

  Net operating loss carryforwards

$1,300,000

$1,050,000

  Less:  valuation allowance

(1,300,000)

(1,050,000)

-------------

-------------

Current net deferred tax assets

$             0

$        0

========

========

NOTE 8 - PREFERRED STOCK

The Board of Directors authorized the issuance of up to 3,200,000 shares each of $.01 par value Series A and Series B convertible preferred stock.  Each share of Series A is convertible at any time after June 30, 2003 into 1.1 shares of Global common stock.  Each share of Series B is convertible at any time after June 30, 2004 into 1.2 shares of Global common stock.  Each share of both Series A and B has one vote equivalent to that of a share of common stock.  Unconverted Series A and B shares are redeemable at Global’s option only at any time for $1 per share.  As of September 6, 2002, no Series A or B shares have been converted or redeemed.

NOTE 9 - STOCK OPTIONS

Global’s Stock Option Plan provides for the grant of both qualified and non-qualified options to Global’s directors, employees and consultants.  The plan is administered by Global’s Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

Global uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123.  During the year ended June 30, 2002, 700,000 warrants were issued to two related party creditors as additional consideration for their loans to Global.  Another 330,000 warrants were issued to two key employees.  These warrants are at exercise prices ranging from $.01 to $.25 and expire in 3 - 5 years.  Interest expense of $60,000 and compensation expense of $42,000 was recognized in fiscal 2002.  There were no warrants issued in 2001.

There were no options or warrants issued to non-employees for services during either 2002 or 2001.

When Cyber Centers acquired Global in February 2002, it acquired an obligation to honor an outstanding option owned by an existing director to purchase 25,000 shares at $2 per share, expiring in October 2002.

NOTE 10 - COMMITMENTS

Global leases its corporate office, an expansion office, seven retail locations and one automobile under operating lease agreements which expire in the years 2002 - 2005.  Total minimum rental commitments as of June 30, 2002 are $295,441 in fiscal 2003, $298,796 in fiscal 2004, $244,715 in fiscal 2005, and $575,991 thereafter.  Total rent expense was $279,238 and $226,063 in 2002 and 2001, respectively.

NOTE 11 - MAJOR CUSTOMERS AND VENDORS

Federal Express accounted for about 24% of purchases during each of 2002 and 2001, and United Parcel Services accounted for about 16% of purchases each year.  No customer accounted for as much as 10% of sales or purchases during 2002 or 2001.

NOTE 12 - RESTATEMENTS

Restatements were made to the financial statements for fiscal 2001 and 2000 to correct prior erroneous accounting for (a) how the 4 store purchases were recorded in fiscal 2000, (b) how the 3 store purchases and the franchisor were recorded in fiscal 2001, (c) how the art and website investments were initially valued and amortized in fiscal 2000 and 2001, (d) how initial furniture and equipment were valued and depreciated, how stock for services was valued in fiscal 2000 and 2001, (e) accounts receivable and inventory valuation in fiscal 2001, (f) write off of organization costs incurred in 2000, (g) correction of facilities rental deposits, (h) deferral of franchise fees for stores not yet opened in fiscal 2001, and (i) correction of related party notes payable.  A summary of these corrections is as follows:

As

Previously

To

As

Reported

Correct

Restated

-------------

-------------

-------------

Cash

$   70,230

$    70,230

Accounts receivable

28,751

 (    9,117

)

19,634

Inventory

 8,500

14,477

22,977

Fixtures and equipment, at cost

1,227,786

(  934,511

)

293,275

Accumulated depreciation

(  131,620

)

35,232

(   96,388

)

Art investment

1,060,350

633,145

1,693,495

Websites investment

2,000,000

(1,900,000

)

100,000

Goodwill

3,416,981

(2,247,442

)

1,169,539

Accumulated amortization

(   93,090

)

(   72,265

)

(  165,355

)

Organization cost

10,608

(   10,608

)

0

Deposits

11,349

1,610

12,959

------------

-------------

-------------

Total assets

$7,609,845

$(4,489,479

)

$ 3,120,366

========

=========

=========

Total liabilities

$1,447,751

$    90,292

$ 1,538,043

Stockholders’ equity

6,162,094

(4,579,771

)

1,582,323

=========

=========

=========

Net (loss)

$( 880,320

)

$(5,998,892

)

$(6,879,212

)

=========

=========

=========

NOTE 13 - TRANSACTIONS WITH AFFILIATES

In addition to compensation paid to Mr. Thompson for the store purchases in fiscal 2001 (see Note 4), Mr. Thompson had purchased about 68% of Global for $175,000 in November 2001, or immediately prior to the merger of Global with Cyber Centers (see Note 1).  At the merger, this stake translates into about 11.8% of the combined entity, or an adjusted 2,035,000 shares at an adjusted price of about $.09 per share.  Because Mr. Thompson purchased this interest prior to the merger, no calculation was made to determine any compensation element of this transaction, and no compensation expense was recorded.