Form 10QSB
period 2002-09-30
GLOBAL BUSINESS SERVICES INC
filed 2002-11-15
CIK 1082431

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   September 30, 2002
                                               ---------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to
                               ---------------------    ------------------------

                        Commission file number 000-28587
           ----------------------------------------------------------

                          GLOBAL BUSINESS SERVICES, INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      80-004053
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                   Identification No.)

                   (Issuer's telephone number) (310) 288-4585
              ---------------------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes    X          No
                                                ---------        ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                            Yes                No
                                                 ------------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,430,787 shares of common stock, par value $.01 per share as of November 1, 2002.

  Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                                TABLE OF CONTENTS

                                                                            PAGE


PART I - FINANCIAL INFORMATION................................................1

Item 1.  Financial Statements.................................................1

Consolidated Balance Sheet as of September 30, 2002...........................1


Consolidated Statement of Operations
   Three Months Ended September 30, 2002 and 2001 ........................... 3


Consolidated Statement of Cash Flows
   Three Months Ended September 30, 2002 and 2001 ............................5


Notes to  Financial Statements ............................................ 6-7

Item 2.  Management's Discussion and Analysis or Plan of Operation............8

Item 3.  Controls and Procedures .............................................9

PART II - OTHER INFORMATION..................................................10

Item 1.  Legal Proceedings...................................................10

Item 2.  Changes in Securities and Use of Proceeds...........................10

Item 3.  Defaults Upon Senior Securities.....................................10

Item 4.  Submission of Matters to a Vote of Securities Holders...............10

Item 5.  Other Information...................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................10

Signatures ..................................................................11

Certifications ..............................................................12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         GLOBAL BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002

                                                                       2002
                                                                   -------------
ASSETS

      Current assets
          Cash .................................................   $     18,145
          Accounts receivable, net .............................         17,582
          Inventory ............................................         34,816
          Prepaid expenses and other current assets ............        151,278
                                                                   ------------
              Total current assets .............................        221,821

      Fixtures and equipment, net of accumulated ...............        108,050
          depreciation of $224,703
      Artwork ..................................................        711,000
      Website ..................................................          4,781
      Goodwill, net of accumulated amortization
          of $165,355 ..........................................      1,004,184
      Deposits .................................................         20,909
                                                                   ------------
          Total assets .........................................   $  2,070,745
                                                                   ============

                        GLOBAL BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET (Continued)
                               September 30, 2002

                                                                       2002
                                                                   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities
          Accounts payable .....................................   $    274,687
          Accrued expenses .....................................         52,309
          Deferred revenues ....................................        209,500
          Convertible notes payable ............................        315,000
          Notes payable - related party ........................        591,896
                                                                   ------------
               Total current liabilities .......................      1,443,392

          Convertible notes payable ............................        142,500
                                                                   ------------
              Total liabilities ................................      1,585,892
                                                                   ------------

Stockholders' Equity

          Convertible preferred stock, $.01 par value,
              3,200,000 shares authorized, 3,144,032
              issued or outstanding ............................         31,440
          Convertible preferred stock, $.01 par value, Class B
              3,200,000 shares authorized, 3,144,032
              issued or outstanding ............................         31,440
          Common stock, $.01 par value, 50,000,000
              shares authorized, 11,136,292 issued
              and outstanding ..................................        111,364
          Additional paid-in capital ...........................     11,614,193
          Accumulated deficit ..................................    (11,303,584)
                                                                   ------------
              Stockholders' equity .............................        484,853
                                                                   ------------

          Total liabilities and stockholders' equity ...........   $  2,070,745
                                                                   ============

                         GLOBAL BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 Three Months Ended September 30, 2002 and 2001

                                                     For the three months ended
                                                       2002          2001
                                                   ------------    ------------
Revenues
   Sale of products and services ...............   $    388,996    $    561,457
   Sale of money orders,
       net of gross collections of $406,000 ....          6,839
       net of gross collections of $698,000 ....                           (258)
   Franchise revenues ..........................         99,233         136,123
                                                   ------------    ------------
       Total revenues ..........................        495,068         697,322
                                                   ------------    ------------

Operating expenses
   Cost of sales ...............................        252,722         323,655
   Selling .....................................         20,186          21,200
   General and administrative ..................        702,049         569,818
   Depreciation and amortization ...............         32,355          27,569
                                                   ------------    ------------
       Total operating expenses ................      1,007,312         942,242
                                                   ------------    ------------

Other expenses
   Interest (Income) expense ...................         31,818          38,467
   Impairment ..................................                              0
                                                   ------------    ------------

Net Income (Loss) ..............................   $   (544,062)   $   (283,387)
                                                   ============    ============

Basic and Diluted earnings (loss) per share ....        ($ 0.05)       ($ 0.03)


Weighted average shares outstanding ............     10,600,552       8,779,388

                         GLOBAL BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      For the Three months ended
                                                            September 30,
                                                      --------------------------
                                                            2002         2001
                                                         ---------    ---------
 Cash Flows from operating activities
     Net Loss ........................................   $(544,062)   $(283,387)
     Adjustments to reconcile net income
        to net cash provided by
        operating activities:
            Amortization and Depreciation ............      32,355       27,569
            Stock issued for services ................     104,668

        (Increase) decrease in:
            Accounts receivable ......................      (3,424)         994
            Deposits and prepayments .................     (47,145)           0

        Increase (decrease) in:
            Increase in accounts payable .............     (37,546)     (26,087)
            Increase in accrued expenses .............      22,973      (30,263)
            Increase in  deferred revenues ...........      20,500       56,700
                                                         ---------    ---------
               Net cash used by operating activities .   $(451,681)    (254,474)

 Cash Flows from investing activities
            Investment in long term assets ...........     (22,425)     (56,800)
                                                         ---------    ---------
               Net cash used by investing activities..     (22,425)     (56,800)

 Cash Flows from financing activities
    Increase (decrease) in:
            Debentures ...............................           0       67,000
            Loans from stockholder ...................     299,690        5,622
            Issuance of commons stock ................     130,897      136,582
                                                         ---------    ---------

               Net cash provided by financing
               activities ............................     430,587      209,204

 Net increase (decrease) in cash .....................     (43,519)    (102,070)

 Cash, beginning of period ...........................       8,607       70,230
                                                         ---------    ---------

 Cash, end of period .................................   $ (34,912)   $ (31,840)
                                                         =========    =========

                         GLOBAL BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Global Business Services, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Global's 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the 2002 audited financial statements, as reported in Global's Annual Report on Form 10-KSB, have been omitted.

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

We had accumulated deficits of approximately $11,303,000 and $9,919,000; and stockholders' equity of $485,000 and $1,460,000 as of September 30, 2002 and 2001, respectively.

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


Liquidity and Capital Resources.

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan arrangements. At September 30, 2002, we had a working capital deficiency of approximately $1,221,000. However, current liabilities include approximately $592,000 in shareholder notes; $210,000 of deferred revenues that have already been collected; and $315,000 in convertible notes that mature between April and September 2003. During the period ended September 30, 2002, we supplemented our working capital by receiving cash of $431,000 from the private sale of our common stock and shareholder notes.

In addition, during the period ended September 30, 2002, we issued 217,007 shares of our common stock for services and fundraising.

Although we experienced considerable fluctuation in revenues for the period ended September 30, 2002 compared to the prior year, this may not be indicative of future operating results. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out single and multi-unit postal and business stores for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.


At September 30, 2002, we employed 18 full time, 18 part time employees, and two full time independent contractors.


Recent Events

On May 3, 2002, our stock was listed on the OTCBB, enabling us to communicate with a larger segment of the investment community.


On May 29, 2002, we signed a letter of intent to acquire Eagle Postal Centers ("Eagle") of Dallas Texas. We propose to acquire the 13 Eagle stores located in the Dallas metro area. As of November 14, 2002 we had not entered into a definitive agreement with respect to this transaction.


In September 2002, we hired Kenneth Sully as president and CEO of our subsidiaries, Cyber Centers, Inc. and Postal Connections of America Franchise Corp. Ken has over 25 years experience in franchise sales including being the former vice president of worldwide franchise development at Mail Boxes Etc. during the period that it grew from 900 to over 3,000 stores.


On August 12, 2002, we signed a letter of intent with Arizona Capital, Inc., a subsidiary of CGS Blackwater, LLC., to raise $3,000,000 for the purposes of acquiring Eagle and future growth.


In August 2002, we hired Fred Morache as Vice President of Marketing of our subsidiaries Cyber Centers, Inc. and Postal Connections of America Franchise Corp. Fred has over 30 years of franchise marketing experience including being the former vice president of marketing at Mail Boxes Etc.


In September 2002, we hired Andy Thompson, PhD as vice president of operations and training, for our subsidiaries Cyber Centers, Inc. and Postal Connections of America Franchise Corp. Andy has over 25 years of franchise operations training and systems experience, including being the former director of worldwide training at Mail Boxes Etc.


In September 2002, we switched our money order and money transfer business to Western Union in all of our stores. We believe that Western Union brings our stores more name recognition and will increase foot traffic.

Results of Operations - Periods Ended September 30, 2002 and September 30, 2001

Total revenues decreased 29% from $697,000 in 2001 to $495,000 in 2002.

Store revenues decreased 31% from $562,000 in 2001 to $389,000 in 2002. Federal Express and UPS revenues decreased from $178,000 to $115,000; US Postage Stamps and Metered Mail decreased from $220,000 to $178,000; and all other revenues decreased from $164,000 to $96,000 from September 30, 2001 and 2002 respectively.

Franchise sales and royalties decreased 27% from $136,000 in 2001 to $99,000 in 2002. Our company only records franchise sales upon the opening of new stores. Additional franchise revenues of $189,000 and $151,000 were collected but deferred until the particular franchise stores start operations at September 30, 2002 and 2001 respectively. The company anticipates the opening of eight franchise stores in the second quarter of fiscal 2003.

Our store sales gross profit percentage decreased from 42% to 35% due to increased sales of lower margin items such as postage stamps and United States Postal Service metered mail. Our Lake Havasu City store is a contract post office for the United States Postal Service and receives a flat fee for such services, rather than marking-up stamps and metered mail as do our other stores.

Selling expenses decreased 5% from $21,200 in 2001 to 20,200 in 2002.

General and administrative expenses increased 23% from $570,000 in 2001 to $702,000 in 2002 The largest increase in expenditures was in investor relation of $72,000 compared to none; legal and accounting of $28,000 compared to none: and consulting of $40,000 compared to 22,000; insurance of $35,000 compared to $17,000; rent of $112,000 compared to $101,000 and travel of $16,000 compared to $10,000 for September 30, 2002 and 2001, respectively. However, salary and payroll expenses decreased from $374,000 in 2001 to $323,000 in 2002.

Depreciation and amortization increased 17% from $27,500 to $32,300.

Net interest expense decreased 19% from $39,100 in 2001 to $32,000 in 2002. This is due to decrease in the average levels of debt during the period.


Critical Accounting Policies

Goodwill

All of our goodwill results from the seven stores and the store franchising company we purchased in fiscal 2000 and 2001. The franchise operation and six of these seven stores are currently producing positive cash flow. Our marketing vice president has projected significant sales growth, based upon recent past performance and planned near-term changes. In each store, such near-term sales growth easily supports the carrying value of the goodwill originally assigned to that store at acquisition. Our franchising operation is growing as well. We believe the discounted present values of estimated future cash flows from each store independently support the carrying value of the goodwill assigned to each store. If our cash flow projections are grossly overstated, goodwill of up to $1,004,184 would have to be written off as an expense in fiscal 2003.

Art valuation

We hired an appraiser in early 2001 to examine and appraise our art collection. Our art consists of mostly numbered prints, with some original paintings and some sculpture. We originally purchased this art by issuing shares in 1999 because our initial business plan was to acquire and sell art over the Internet. We abandoned this venture in late 1999 and stored this art until we could offer it for sale. We believe this art has neither increased nor decreased in value both before and after the appraisal date. If this art was worthless, net of selling expenses, we would have a $711,000 expense in fiscal 2003.

Websites

We acquired a number of websites and Internet domain names by issuing 2,000,000 shares of stock in 1999, again with our original business plan to sell art over the Internet. We have tried to sell these assets, and in July 2002, we traded these assets for three years of investor relations services to be provided by a reputable California firm. These assets were originally valued and recorded at $100,000 when they were acquired, and we believe the value of these services we are now receiving approximates or exceeds the prior $100,000 carrying value. If these services are to be considered worthless, we would have had to write down these services by $100,000 in fiscal 2003.


Risk Factors and Cautionary Statements
--------------------------------------

         Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We wish to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: our ability to meet cash and working capital needs, our ability successfully to market our product, and other risks detailed in our periodic report filings with the Securities and Exchange Commission.

Item 3.  Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company.

The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2002 we sold 701,249 shares of our common stock for cash proceeds of $130,897. During that period we also issued 432,070 shares of common stock for services valued at $104,668. 100,000 of these shares were issued for services valued at $25,000 to World Call Funding, Inc. which is wholly-owned by Stephen M. Thompson, our Chairman of the Board and President. No underwriters were involved in these issuances. We claim that these issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that Act and/or Regulation D under the Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.


ITEM 5.  OTHER INFORMATION         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K         None.

(a)      EXHIBITS

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2002


                                    GLOBAL BUSINESS SERVICES, INC.


                                    By:      /s/ Stephen M. Thompson
                                       -------------------------------
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                    By:      /s/ Seth Horn
                                        -------------------------------
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                  CERTIFICATION

I, Stephen M. Thompson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GLOBAL BUSINESS SERVICES, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Stephen M. Thompson
-----------------------
Stephen M. Thompson
Chief Executive Officer

                                  CERTIFICATION

I, Seth Horn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GLOBAL BUSINESS SERVICES, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Seth Horn
-------------
Seth Horn
Chief Financial Officer