Form 10QSB
period 2002-12-31
GLOBAL BUSINESS SERVICES INC
filed 2003-02-20
CIK 1082431

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT

                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   December 31, 2002

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

                   (Issuer's telephone number) (310) 360-1215

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,761,677 shares of common stock, par value $.01 per share as of December 31, 2002.

  Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION................................................3

Item 1.  Financial Statements.................................................3

Consolidated Balance Sheet as of December 31, 2002 ...........................3

Consolidated Statement of Operations

   Six and Three Months Ended December 31, 2002 and 2001 .................... 5

Consolidated Statement of Cash Flows

                                      -2-

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         GLOBAL BUSINESS SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2002

                                                                      2002

                                                                  -------------

ASSETS

      Current assets

          Cash                                                       $ 147,473

          Accounts receivable, net                                      18,041

          Inventory                                                     34,816

          Prepaid expenses and other current assets                    134,341

                                                                  -------------

              Total current assets                                     334,671

      Fixtures and equipment, net of accumulated                       173,097

          depreciation of $230,684

      Assets for sale                                                  711,000

      Website                                                            4,781

      Goodwill, net of accumulated amortization

          of $165,355                                                1,004,184

      Deposits                                                          16,636

                                                                  -------------

          Total assets                                             $ 2,244,369

                                                                   ============

The accompanying notes are an integral part of these financial statements.

                         GLOBAL BUSINESS SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET, Continued

                                December 31, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities

          Accounts payable                                           $ 279,830

          Accrued expenses                                             102,694

          Current portion of long term debt                              6,126

          Deferred revenues                                             97,200

          Convertible notes payable                                    315,000

          Notes payable - related party                                738,920

                                                                  -------------

               Total current liabilities                             1,539,770

          Long term debt, net of current portion                        36,868

          Convertible notes payable                                    487,500

                                                                  -------------

              Total liabilities                                      2,064,138

                                                                  -------------

Stockholders' Equity

          Convertible preferred stock, $.01 par value, Class A

              4,200,000 shares authorized, 3,472,366

              issued or outstanding                                     34,724

          Convertible preferred stock, $.01 par value, Class B

              4,200,000 shares authorized, 3,472,366

              issued or outstanding                                     34,724

          Common stock, $.01 par value, 50,000,000

              shares authorized, 13,761,677 issued

              and outstanding                                          137,617

          Additional paid-in capital                                12,464,427

          Accumulated deficit                                      (12,491,261)

                                                                  -------------

              Stockholders' equity                                     180,231

                                                                  -------------

          Total liabilities and stockholders' equity              $  2,244,369

                                                                  =============

The accompanying notes are an integral part of these financial statements.




                         GLOBAL BUSINESS SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

              Six and Three Months Ended December 31, 2002 and 2001

                                                   For the six months ended      For the three months ended

                                                   -------------------------     --------------------------

                                                        2002         2001             2002          2001

                                                   ------------   -----------     -----------     ---------


 Revenues

    Sale of products and services                  $    942,172   $ 1,154,454      $  553,176     $ 592,997

    Sale of money orders,

        net of gross collections of $1,126,000            4,429                        (2,410)

        net of gross collections of $ 1,279,000                         8,766                         9,024

    Franchise revenues                                  461,429       224,639         362,196        88,516

                                                   ------------   ------------    ------------    ----------

        Total revenues                                1,408,030     1,387,859         912,962       690,537

                                                   ------------   ------------    ------------    ----------

 Operating expenses

    Cost of sales                                       608,037       683,580         355,315       359,925

    Selling                                              58,946        21,200          38,760             0

    General and administrative                        2,382,150     1,157,587       1,655,804       568,463

    Depreciation and amortization                        15,290        14,405           7,242         6,142

                                                   ------------   ------------    ------------    ----------

        Total operating expenses                      3,064,423     1,876,772       2,057,121       934,530

                                                   ------------   ------------    ------------    ----------

 Other expenses

    Interest (Income) expense                            75,345        60,375          43,527        21,908

    Impairment                                                0        13,526               0        13,526

                                                   ------------   ------------    ------------    ----------

 Net Income (Loss)                                 $ (1,731,738)  $  (562,814)   $ (1,187,686)   $ (279,427)

                                                   ============   ============    ============    ==========

 Basic and Diluted earnings (loss) per share             ($0.14)       ($0.05)         ($0.14)       ($0.04)

 Weighted average shares outstanding                 11,292,034     7,291,372       11,966,100     8,356,955



The accompanying notes are an integral part of these financial statements.

               GLOBAL BUSINESS SERVICES, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        For the six months ended

                                                              December 31

                                                        ------------------------

                                                           2002        2001

                                                        ------------  ----------

 Cash Flows from operating activities

     Net Loss                                           $(1,731,738)  $(415,553)

     Adjustments to reconcile net income

         to net cash provided by

         operating activities:

             Amortization and Depreciation                   15,290      14,405

             Stock issued for services                      705,963           0

         (Increase) decrease in:

             Accounts receivable                             (3,883)      2,217

             Deposits and prepayments                       (30,208)          0

         Increase (decrease) in:

             Increase in accounts payable                    20,651    (129,497)

             Increase in accrued expenses                    73,358      92,628

             Increase in  deferred revenues                 (91,800)     56,700

                                                        ------------  ----------

              Net cash used by operating activities     $(1,042,367)   (379,100)

 Cash Flows from investing activities

             Investment in long term assets                 (66,131)    (4,610)

                                                        ------------  ----------

              Net cash used by investing activities         (66,131)    (4,610)

 Cash Flows from financing activities

         Increase (decrease) in:

             Term Debt                                       37,994           0

             Convertible notes                              340,000           0

             Notes payable – related party                  446,714     200,427

             Issuance of preferred stock                      6,568           0

             Issuance of common stock                       416,088     127,950

                                                        ------------  ----------

              Net cash provided by financing activities   1,247,364     328,377

 Net increase (decrease) in cash                            138,866     (55,333)

 Cash, beginning of period                                    8,607      70,230

                                                        ------------  ----------

 Cash, end of period                                    $   147,473   $  14,897

                                                        ============  ==========

The accompanying notes are an integral part of these financial statements.

                         GLOBAL BUSINESS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Global Business

Services, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the

Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Global's report on Form 10-KSB for the fiscal year ended June 30, 2002. In the opinion of management, all adjustments, consisting of normal recurring adjustments,

necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the 2002 audited financial statements, as reported in the report on Form 10-KSB, have been omitted.

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

We had accumulated deficits of approximately $12,491,000 and $10,050,000; and

stockholders' equity of $180,000 and $2,090,000 as of December 31, 2002 and

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

Liquidity and Capital Resources.

Our principal sources of operating capital have been revenues from operations,

private sales of common stock and debt instruments, and shareholder loan arrangements. At December 31, 2002, we had a working capital deficiency of approximately $1,206,000. However, current liabilities include approximately

$739,000 in shareholder notes; $97,000 of deferred revenues that have already been collected; and $315,000 in convertible notes that mature between April and

September 2003.

We supplemented our cash flow by selling an aggregate of 328,334 units, each unit

Consisting of one share of common stock, one share of Class A Preferred Stock and

One share of Class B Preferred Stock for cash of $300,000; 752,627 shares of common

Stock were sold for cash of $81,285; and our wholly-owned subsidiary issued

Convertible notes in the aggregate principal amount of $340,000.  The convertible

Notes may convert into shares of our common stock at the rate of $2.50 per share.

We issued an aggregate of 1,860,726 shares for services rendered.  Of these, 785,323

Shares valued at approximately $227,000 were issued to our employees and directors;

213,333 shares valued at $126,000 were issued for investor relations, and 595,468 shares valued at $333,000 were issued for consulting services.

Although we experienced considerable fluctuation in revenues for the period ended December 31, 2002 compared to the prior year, this may not be indicative of future operating results. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out single and multi-unit postal and business stores for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings.

There can be no assurance that we will obtain such financing.

At December 31, 2002, we employed 18 full time and 18 part time employees, and one full time independent contractor.

Recent Events.

In May 2002, we signed a letter of intent to acquire Eagle Postal Centers

("Eagle") of Dallas Texas. We propose to acquire the 13 Eagle stores located in the Dallas metro area.  Our negotiations are ongoing.

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

In December 2002, we sold our first Franchise Area Agreement, in the Portland,

OR area. Franchise Area Agreements are a crucial part of our growth strategy.

In December 2002, we agreed to sell $300,000 worth of common stock to

Knightsbridge Capital in weekly installments of $25,000 at a discount to the closing market price.

In February 2003, we hired Michael Handelman to be our Chief Financial officer.

Results of Operations - Periods Ended December 31, 2002 and December 31, 2001

Total revenues increased 1.4% from $1,388,000 in 2001 to $1,408,000 in 2002.

Store revenues decreased 18% from $1,154,000 in 2001 to $942,000 in 2002.

Federal Express and UPS revenues decreased from $383,000 to $285,000; US Postage

Stamps and Metered Mail decreased from $464,000 to $439,000; and all other revenues decreased from $307,000 to $218,000 from December 31, 2001 and 2002 respectively.

Franchise sales and royalties increased 106% from $225,000 in 2001 to $461,000 in 2002. Our company only records Franchise Sales upon the opening of new stores. In addition the company sold an area franchise however, these revenue are recognized over a period of time as certain milestones are reached.

Additional franchise revenues of $97,000 and $151,000 were collected but deferred until the particular franchise stores start operations at December 31,

2002 and 2001 respectively. The company anticipates the opening of five franchise stores in the third quarter of fiscal 2003.

Our store sales gross profit percentage decreased from 40% to 35%. Sales volume of lower margin items such as postage stamps and United States Postal Service metered mail have increased as a part of total revenues of 40% and 47% in 2001 and 2002 respectively, while the sales volumes of higher margin items such as

Federal Express and UPS shipments, and other services have decreased 18% and 29%

in 2001 and 2002 respectively. Our Lake Havasu City store is a contract post office for the United States Postal Service and receives a flat fee for such services, rather than marking-up stamps and metered mail as do our other stores.

Selling expenses increased 180% from $21,000 in 2001 to $59,000 in 2002.

General and administrative expenses increased 106% from $1,158,000 in 2001 to

$2,382,000 in 2002. The largest increase in expenditures were in Investor relations and investment banking fees of $216,000 compared to none; legal and accounting of $127,000 compared to none; consulting of $384,000 compared to

$124,000; advertising of $159,000 compared to $13,000; rent of $225,000 compared to $162,000; salary expenses of $873,00 to $631,000; employee bonuses of $77,000 to none for December 31, 2002 and 2001, respectively.

A portion of these expenses, $573,000, was paid in stock including investor relations and investment banking fees of $155,000, consulting fee of $200,000,

salaries of $113,000 and employee bonuses of $77,000.

Depreciation and amortization increased approximately 6% from $14,400 to

$15,300.

Net interest expense increased 25% from approximately $60,000 in 2001 to

$75,000 in 2002. This is due to increase in the levels of debt from $521,000 to

$1,639,000 for December 31, 2001 and 2002.

Critical Accounting Policies

Goodwill

All of our goodwill results from the 7 stores and the store franchising company we purchased in fiscal 2000 and 2001. The franchise operation and 6 of these 7 stores are currently producing positive cash flow. Our marketing vice president has projected significant sales growth, based upon recent past performance and planned near-term changes. In each store, such near-term sales growth easily supports the carrying value of the goodwill originally assigned to that store at acquisition. Our franchising operation is growing as well. We believe the discounted present values of estimated future cash flows from each store independently support the carrying value of the goodwill assigned to each store.

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

Websites

We acquired a number of websites and Internet domain names by issuing 2,000,000 shares of stock in 1999, again with our original business plan to sell art over the Internet. We have tried to sell these assets, and in July 2002, we traded these assets for 3 years' of investor relations services to be provided by a reputable California firm. These assets were originally valued and recorded at

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between October 1 and December 31, 2002 we issued an aggregate of

1,860,726 shares for services rendered. Of these 785,323 shares (valued at approximately $227,000) were issued to 15 of our employees and directors;

213,333 shares (valued at $126,000) were issued for investor relations to two entities, and 595,468 shares (valued at $333,000) were issued to five persons for consulting services. During the same period an additional 752,627 shares of common stock were sold for cash to three persons, all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the

Securities Act of 1933, as amended. The exemption from registration afforded by

Section 3(b) and/or Section 4(2) under the Act is claimed with respect to all of the aforementioned transactions.

         There were no underwriting discounts or commissions paid with respect to the cash sales.

         In November and December 2002 we issued an aggregate of 328,334 units,

each unit consisting of one share of common stock, one share of Class A

Preferred Stock and one share of Class B Preferred Stock, to10 persons for an aggregate of $300,000.

         In November and December 2002 Cyber Centers, Inc., our wholly-owned subsidiary, issued debentures in the aggregate principal amount of $340,000 to three persons. The debentures are convertible into shares of our common stock at the rate of $2.50 per share.

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

Date:  February 19, 2003

                                    GLOBAL BUSINESS SERVICES, INC.

                                    By:      /s/ Stephen M. Thompson

                                       -------------------------------

                                             Chief Executive Officer

                                             (Principal Executive Officer)

                                    By:      /s/ Michael D. Handelman

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

Date: February 19, 2003

/s/ Stephen M. Thompson

-----------------------

Stephen M. Thompson

Chief Executive Officer

                                  CERTIFICATION

I, Michael D. Handelman, certify that:

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

Date: February 19, 2003

/s/ Michael D. Handelman

------------------------

Michael D. Handelman

Chief Financial Officer

