Form 10QSB
period 2003-03-31
GLOBAL BUSINESS SERVICES INC
filed 2003-06-06
CIK 1082431

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     March 31, 2003
                                               ---------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,791,283 shares of common stock, par value $.01 per share as of March 31, 2003.

  Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                                TABLE OF CONTENTS

                                                                            PAGE


PART I - FINANCIAL INFORMATION.............................................. 3

Item 1.  Financial Statements (Unaudited)................................... 3

Consolidated Balance Sheet as of March 31, 2003 ............................ 3


Consolidated Statement of Operations
   Nine and Three Months Ended March 31, 2003 and 2002 ..................... 4


Consolidated Statement of Cash Flows
   Nine Months Ended March 31, 2003 and 20012 .............................. 5


Notes to  Financial Statements ............................................. 6

Item 2.  Management's Discussion and Analysis or Plan of Operation.......... 7

Item 3.  Controls and Procedures .......................................... 10

PART II - OTHER INFORMATION................................................ 10

Item 1.  Legal Proceedings................................................. 10

Item 2.  Changes in Securities and Use of Proceeds......................... 10

Item 3.  Defaults Upon Senior Securities................................... 10

Item 4.  Submission of Matters to a Vote of Securities Holders............. 11

Item 5.  Other Information................................................. 11

Item 6.  Exhibits and Reports on Form 8-K.................................. 11

Signatures ................................................................ 12

Certifications ............................................................ 13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         GLOBAL BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                                March 31, 2003

ASSETS
      Current assets
          Cash                                                     $    22,049
          Accounts receivable, net                                      18,248
          Inventory                                                     34,816
                                                                   -----------
              Total current assets                                      75,113

      Fixtures and equipment, net of accumulated                       144,388
          depreciation of $280,794
      Note receivable                                                   44,354
      Goodwill, net of accumulated amortization
          of $165,355                                                1,004,184
      Deposits                                                          17,811
                                                                   -----------
          Total assets                                             $ 1,285,850
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
      Current liabilities
          Accounts payable                                         $   344,082
          Accrued expenses                                              23,508
          Current portion of long term debt                              7,927
          Deferred revenues                                            108,500
          Convertible notes payable                                    437,500
          Notes payable - related party                                744,932
                                                                   -----------
               Total current liabilities                             1,666,449

          Long term debt, net of current portion                        35,067
          Convertible notes payable                                    612,500
                                                                   -----------
              Total liabilities                                      2,314,016
                                                                   -----------
Stockholders' Deficit
          Convertible preferred stock, $.01 par value, Class A
              4,200,000 shares authorized, 3,864,541
              issued or outstanding                                     38,645
          Convertible preferred stock, $.01 par value, Class B
              4,200,000 shares authorized, 3,864,541
              issued or outstanding                                     38,645
          Common stock, $.01 par value, 50,000,000
              shares authorized, 14,791,283 issued
              and outstanding                                          148,363
          Additional paid-in capital                                12,582,996
          Accumulated deficit                                      (13,836,815)
                                                                   -----------
              Stockholders' deficit                                ( 1,028,166)
                                                                   -----------
          Total liabilities and stockholders' deficit              $ 1,285,850
                                                                   ===========

                         GLOBAL BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                    For the nine months ended     For the three months ended
                                                    -------------------------     --------------------------
                                                        2003         2002             2003          2002
                                                    -----------   -----------       ----------     ---------
 Revenues
    Sale of products and services                   $ 1,364,327    $1,609,372       $  422,155    $  381,100
    Sale of money orders                                    323         1,601           (4,106)            0
    Franchise revenues                                  415,387       152,905          (46,042)       18,900
                                                    -----------    ----------       ----------    ----------
        Total revenues                                1,780,037     1,763,878          372,007       400,000
                                                    -----------    ----------       ----------    ----------

 Operating expenses
    Cost of sales                                       876,114       830,448          268,077       230,000
    Selling                                              30,427         8,854          (28,519)            0
    General and administrative                        3,054,980     1,346,168          547,940       350,000
    Depreciation and amortization                        86,441        75,748           22,810        25,000
                                                    -----------    ----------       ----------    ----------
        Total operating expenses                      4,047,962     2,261,218          810,308       605,000
                                                    -----------    ----------       ----------    ----------

 Net Operating Loss                                  (2,267,925)    (497,340)         (438,301)     (205,000)
                                                    -----------    ----------       ----------    ----------

 Other expenses
    Interest (Income) expense                            98,369        69,248           23,024        22,000
                                                    -----------    ----------       ----------    ----------

 Net Loss                                           $(2,366,294)   $ (566,588)      $ (461,325)   $ (227,000)
                                                    ===========    ==========       ==========    ==========

 Basic and Diluted earnings (loss) per share             ($0.19)       ($0.06)          ($0.03)       ($0.02)


 Weighted average shares outstanding                 12,419,628     9,574,823       14,298,980     9,432,095

                         GLOBAL BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                       For the nine months ended
                                                               March 31
                                                        ------------------------
                                                             2003        2002
                                                        -----------   ---------
 Cash Flows from operating activities
     Net Loss                                           $(2,366,294)  $(566,588)
     Adjustments to reconcile net income
         to net cash provided by
         operating activities:
             Amortization and Depreciation                   86,441      75,748
             Stock issued for services                      687,316     266,501
             Note Receivable for sale of area franchise  (   44,354)
         Changes in:
             Accounts receivable                         (    4,090)   ( 35,761)
             Inventory                                                   14,477
             Prepaid expenses                               104,133    ( 10,889)
             Accounts payable                                84,905    (158,250)
             Accrued expenses                                48,249      11,222
             Deferred revenues                           (   80,500)
                                                        -----------   ---------
              Net cash used in operating activities      (1,484,194)   (403,540)
                                                        -----------   ---------

 Cash Flows from investing activities
             Purchase of property and equipment          (  108,066)   ( 11,725)
             (Increase) or reduction in deposits              3,098    (  6,433)
                                                        -----------   ---------
              Net cash used in investing activities      (  104,968)   ( 18,158)
                                                        -----------   ---------

 Cash    Flows from financing activities Increase (decrease) in:
             Proceeds from convertible notes                612,500     120,500
             Notes payable - related party                  398,649      62,518
             Payments on long-term debt                  (      550)
             Proceeds from installment notes payable         43,554
             Issuance of common stock                       548,461     160,450
                                                        -----------   ---------
              Net cash provided by financing activities   1,602,604     351,468
                                                        -----------   ---------

Net increase (decrease) in cash                              13,442    ( 70,320)

Cash, beginning of period                                     8,607      70,230
                                                        -----------   ---------

Cash, end of period                                     $    22,049   $       0
                                                        ===========   =========

                         GLOBAL BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Global Business Services, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Global's 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the 2002 audited financial statements, as reported in the 10-KSB, have been omitted.


NOTE 2.  SALE OF AREA FRANCHISE AGREEMENT

In December 2002, Global agreed to sell an Area Franchise covering the Portland, Oregon metropolitan area for $86,520. Of this amount, $41,166 was paid in the current quarter, and $44,354 is a note receivable with monthly principal plus interest at bank prime + 1.5% over a 35-month remaining period.

Under the Area Franchise agreement, future franchise fees for new locations within the Portland Oregon area will be split 60% for the Area Franchisee and 40% for Global.

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

We have accumulated deficits of approximately $13,837,000 and $2,924,000; and stockholders' equity (deficit) of $(1,028,000) and $6,663,000 as of March 31, 2003 and 2002, respectively.

We expect operating losses and negative operating cash flows to continue for at least the next twelve months. We anticipate losses to continue because we expect to incur additional costs and expenses related to marketing and other promotional activities; hiring of additional management, sales and other personnel; acquisitions of additional corporate stores; potential acquisitions of related businesses; and expansion of franchise sales activities.

Liquidity and Capital Resources.

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan arrangements. At March 31, 2003, we had negative working capital of approximately $1,591,000; however, current liabilities include approximately $745,000 in shareholder notes; $108,000 in deferred revenues; and $437,000 in convertible notes that mature between April and September 2003.

During the 3 months ended March 31, 2003, we issued 512,650 shares of common stock for $66,280 and our wholly-owned subsidiary issued convertible notes of $272,500. The convertible notes are convertible into common stock at the rate of $2.50 per share.

We issued 561,956 shares for services rendered. 547,145 shares were valued at approximately $69,000 were issued to our employees and directors and 14,811 shares valued at $2,000 were issued for consulting services to non-employees.

Although we experienced considerable fluctuation in revenues for the period ended March 31, 2003 compared to the prior year, this may not be indicative of future operating results. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out single and multi-unit postal and business stores for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.

At March 31, 2003, we employed 17 full time and 18 part time employees.

Recent Events

In May 2002, we signed a letter of intent to acquire Eagle Postal Centers ("Eagle") of Dallas Texas. We propose to acquire the 13 Eagle stores located in the Dallas metro area. Our negotiations are still ongoing.

In June 2002, we hired Kenneth Sully as president and CEO of our subsidiaries, Cyber Centers, Inc. and Postal Connections of America Franchise Corp. Ken has over 25 years experience in franchise sales including being the former vice president of worldwide franchise development at Mail Boxes Etc. during the period that it grew from 900 to over 3,000 stores.

In August 2002, we hired Fred Morache as Vice President of Marketing of our subsidiaries Cyber Centers, Inc. and Postal Connections of America Franchise Corp. Fred has over 30 years of franchise marketing experience including being the former vice president of marketing at Mail Boxes Etc. As of March 31, 2003 Fred has resigned his position with the company.

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

In December 2002, we sold our first Franchise Area Agreement in the Portland OR area. Franchise Area Agreements are a crucial part of our growth strategy.

In December 2002, we agreed to sell $300,000 of common stock to Knightsbridge Capital in weekly installments of $25,000 at a discount to the closing market price.

In February 2003, we hired Michael Handelman to be the Chief Financial officer. Michael brings over 22 years of accounting and financial experience.

In April 2003, we sold our second Franchise Area Agreement, in the Phoenix, AZ area.


Results of Operations - Periods Ended March 31, 2003 and March 31, 2002

Total revenues increased 1% to $1,780,000 in 2003 from $1,764,000 in 2002.

Store revenues decreased 15% to $1,364,000 in 2003 from $1,609,000 in 2002.

Federal Express and UPS revenues increased to $403,000 from $319,000; US Postage Stamps and Metered Mail decreased to $650,000 from $680,000; and all other revenues decreased to $311,000 from $610,000 to March 31, 2003 from 2002, respectively.

Franchise sales and royalties increased 172% to $415,000 in 2003 from $153,000 in 2002. Our company only records Franchise Sales upon the opening of new stores. In addition the company sold an area franchise however, these revenues is recognized over a period of time as certain milestones are reached.

Our store sales gross profit percentage decreased to 28% from 44%. Sales volume of lower margin items such as postage stamps and United States Postal Service metered mail have increased as a part of total revenues of 48% and 42% in 2003 and 2002 respectively, while the sales volumes of higher margin items such as Federal Express and UPS shipments, and other services have decreased 24% and 14% in 2003 and 2002 respectively. Our Lake Havasu City store is a contract post office for the United States Postal Service and receives a flat fee for such services, rather than marking-up stamps and metered mail as do our other stores.

Selling expenses increased 244% to $30,000 in 2003 from $9,000 in 2002.

General and administrative expenses increased 227% to $3,055,000 in 2003 from $1,346,000 in 2002. The largest increase in expenditures were investor relations and investment banking fees of $251,000 compared to none; legal and accounting of $96,000 compared to 44,000; consulting of $361,000 compared to $110,000; advertising of $175,000 compared to $32,000; rent of $280,000 compared to $202,000; salary expenses of $1,153,000 to $585,000; respectively.

A portion of these expenses, $687,000, was paid in stock including Investor relations and investment banking fees of $42,000, consulting fees of $335,000, salaries $233,000 and bonuses of $77,000.

Depreciation and amortization increased approximately 14% to $86,000 from $76,000.

Interest expense increased 42% to $98,000 from $69,000 in 2002. This is due to increase in the levels of debt to $1,838,000 from $416,000 as of March 31, 2003 and 2002, respectively.

Critical Accounting Policies

Goodwill

All of our goodwill results from the 7 stores and the store franchising company we purchased during fiscal 2000 and 2001. The franchise operation and 6 of these 7 stores are currently producing positive cash flow. Our marketing vice president has projected significant sales growth, based upon recent past performance and planned near-term changes. In each store, such near-term sales growth easily supports the carrying value of the goodwill originally assigned to that store at acquisition. Our franchising operation is growing as well. We believe the discounted present values of estimated future cash flows from each store independently support the carrying value of the goodwill assigned to each store. If our cash flow projections are grossly overstated, goodwill of up to $1,004,184 would have to be written off as an expense in fiscal 2003.

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


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between January 1 and March 31, 2002 we issued an aggregate of 561,956 shares for services rendered. Of these 547,145 shares (valued at approximately $69,000) were issued to 2 of our employees and directors; and 14,811 shares (valued at $3,000) were issued for legal services. During the same period an additional 512,650 shares of common stock were sold for cash to four persons, all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended. The exemption from registration afforded by Section 3(b) and/or Section 4(2) under the Act is claimed with respect to all of the aforementioned transactions.

         There were no underwriting discounts or commissions paid with respect to the cash sales.


         Between January 1 and March 31, 2002 Cyber Centers, Inc., our wholly-owned subsidiary, issued debentures in the aggregate principal amount of $252,500 to three persons. The debentures are convertible into common stock at the rate of $2.50 per share.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.


ITEM 5.  OTHER INFORMATION         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K         None.

(a)      EXHIBITS

         99.1           Certification of Chief Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

         99.2           Certification of Chief Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 6, 2003


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

Date: June 6, 2003

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

Date: June 6, 2003

/s/ Michael D. Handelman
------------------------
Michael D. Handelman
Chief Financial Officer