Form 10KSB/A
period 2002-06-30
GLOBAL BUSINESS SERVICES INC
filed 2003-06-09
CIK 1082431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                               Amendment Number 1

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2002


                        Commission file number 000-28587

                         GLOBAL BUSINESS SERVICES, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                 80-0048053
           --------                                 ----------
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)


         213 South Robertson Boulevard, Beverly Hills, California 90211
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 288-4585
                                 --------------
                         (Registrant's telephone number)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Registrants's revenues for its most recent fiscal year: $2,013,619

As of October 9, 2002, 10,002,973 shares of common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $3,711,000.

Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:  Yes  [   ]    No       [X]

     This Report on Form 10-KSB/A contains information concerning the Registrant relating to the fiscal year ended June 30, 2002, except where otherwise indicated.


                         GLOBAL BUSINESS SERVICES, INC.
                          Annual Report on Form 10-KSB/A
                                Table of Contents



                  PART II

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .....  3

ITEM 7.  FINANCIAL STATEMENTS ..........................................  6

                  PART III

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............................. 22

SIGNATURES ............................................................. 23

CERTIFICATIONS ......................................................... 24

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We had accumulated deficits of $11,470,522 and $9,677,094 as of June 30, 2002 and 2001 respectively. We had stockholders' equity of $82,350 and $1,582,322 as of June 30, 2002 and 2001, respectively. We expect operating losses and negative operating cash flows to continue for at least the next twelve months. We anticipate losses to continue because we expect to incur additional costs and expenses related to marketing and other promotional activities; hiring of management, sales and other personnel; acquisitions of additional corporate stores; potential acquisitions of related businesses; and expansion of franchise sales activities.

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

At June 30, 2002, we employed 18 full time; 18 part time employees, and 2 full time independent contractors.

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

General and administrative expenses decreased $4,421,000 or 73%. $3,100,000 or two thirds of this decrease was fiscal 2001 compensation paid mostly in stock to our current president for his services for the acquisitions of three stores and the franchise company. Other stock and warrants issued for services was valued at $993,000 in 2001 and $352,000 in 2002. Other payroll expenses decreased from $801,000 to $615,000 and occupancy costs increased, due to the increased number of locations from $153,000 to $220,000 for 2001 and 2002, respectively.

Depreciation and amortization decreased 53% from $210,000 to $98,000. This is due to our early adoption of SFAS 142, which stopped our goodwill amortization as of June 30, 2001

Net interest expense decreased by $1,212,000. $1,296,000 of stock was issued in 2001 as compensation for investor cash advanced for 3 store purchases. Otherwise, interest expense increased because we first issued convertible debentures beginning June 2001.

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

Art valuation

We hired an appraiser in early 2001 to examine and appraise our art collection. Our art consists of mostly numbered prints, with some original paintings and some sculpture. We originally purchased this art by issuing shares in 1999 because our initial business plan was to acquire and sell art over the Internet. We abandoned this venture in late 1999 and stored this art until we could offer it for sale. We believe this art has decreased in value after the appraisal date. As such, we are taking an impairment loss of $711,000 in fiscal 2002.

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

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX

INDEPENDENT AUDITORS' REPORT                                         7

CONSOLIDATED BALANCE SHEET, June 30, 2002                            8

CONSOLIDATED STATEMENTS OF OPERATIONS, Years Ended
  June 30, 2002 and 2001                                             9

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY, Years Ended
  June 30, 2002 and 2001                                         10-11

CONSOLIDATED STATEMENTS OF CASH FLOW, Years Ended
  June 30, 2002 and 2001                                            12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       13-21

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
  Global Business Services, Inc.
  Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Global Business Services, Inc. as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of Global's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that Global will continue as a going concern. Global has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain restatements were made to the financial statements as of June 30, 2001 and for the year then ended, as described in Note 12.


Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

September 6, 2002

                         GLOBAL BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002

         ASSETS
Current Assets
  Cash                                                          $    8,607
  Accounts receivable, net                                          14,158
  Inventory                                                         34,816
  Other                                                              4,133
                                                                ----------
         Total Current Assets                                       61,714
                                                                ----------
Fixtures and equipment, net of accumulated
  depreciation of $194,352                                         122,764
Goodwill, net of accumulated amortization
  of $165,355                                                    1,004,184
Assets held for sale                                               100,000
Deposits                                                            20,909
                                                                ----------
                                                                $1,309,571
                                                                ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Convertible notes payable                                     $  315,000
  Accounts payable         259,179
  Accrued expenses          29,336
  Deferred franchise fee revenue                                   189,000
  Notes payable - related party                                    292,206
                                                                ----------
         Total Current Liabilities                               1,084,721
                                                                ----------
Convertible notes payable                                          142,500
                                                                ----------
         Total Liabilities                                       1,227,221
                                                                ----------
Commitments

Stockholders' Equity
  Convertible preferred stock, $.01 par value, Class A
    3,200,000 shares authorized, 3,144,032 issued
    and outstanding                                                 31,440
  Convertible preferred stock, $.01 par value, Class B
    3,200,000 shares authorized, 3,144,032 issued
    and outstanding                                                 31,440
  Common stock, $.01 par value, 50,000,000
    shares authorized, 10,002,973 shares issued
    and outstanding                                                100,030
  Paid in capital                                               11,389,962
  Retained deficit                                             (11,470,522)
                                                                ----------
         Total Stockholders' Equity                                 82,350
                                                                ----------
                                                                $1,309,571
                                                                ==========

See accompanying summary of accounting policies and notes to financial statements.

                         GLOBAL BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2002 and 2001


                                                                   (Restated)
                                                        2002          2001
                                                    -----------    -----------
Revenue
  Sales of money orders                             $    14,663    $    26,949
  Sales of other products and services                1,773,845      1,255,873
  Sales of franchises                                   132,300         18,900
  Franchise royalties earned                             92,811         87,652
                                                    -----------    -----------
         Total Revenue                                2,013,619      1,389,374
                                                    -----------    -----------
Cost of sales                                         1,093,265        558,001
Selling                                                 149,411        112,952
General & administrative                              1,664,823      6,086,035
Depreciation and amortization                            97,963         59,228
Impairment of art held for resale                       711,000
Amortization of goodwill                                               150,557
                                                    -----------    -----------
         Total operating expenses                     3,716,462      6,966,773
                                                    -----------    -----------
         Operating loss                              (1,702,843)   ( 5,577,399)
                                                    -----------    -----------
Other income and (expense)
  Interest income                                         1,173          2,120
  Interest expense                                   (   91,758)    (1,303,933)
                                                    -----------    ------------
         NET LOSS                                   $(1,793,428)   $(6,879,212)
                                                    ===========    ===========


Basic and diluted loss per share                          $(.19)         $(.86)

Weighted average shares outstanding                   9,297,142      7,953,113





See accompanying summary of accounting policies and notes to financial statements.

                         GLOBAL BUSINESS SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Years Ended June 30, 2002 and 2001

                                             Preferred Shares         Common
                                         Series A     Series B        Shares
                                         ---------    ----------   ----------
Balances, June 30, 2000                                             7,202,600

Shares issued for:
  - cash                                                              131,850
  - services                                                          397,100

  - 3 stores acquisition
         - shares for assets                                           88,400
         - shares for affiliate
             services                                                 697,600

  - franchisor acquisition
         - shares for assets                                          200,000
         - shares for purchase loan
             interest expense                                         518,328
         - shares for affiliate
             services                                                 481,672

Net loss
                                                                   ----------
Balances, June 30, 2001                                             9,717,550
                                                                   ----------
Shares redeemed for transaction
  cancelled by artholders                                           ( 982,495)

Shares issued for:
  - debt conversion                                                   336,400
  - cash                                                              616,355
  - services                                                          197,417
  - fundraising                                                       261,490

Reorganization                           3,144,032     3,144,032    ( 143,744)

Cash expenses of fundraising

Value of warrants issued for:
  - services
  - interest expense

Net loss
                                        ----------    ----------   ----------
Balances, June 30, 2002                  3,144,032     3,144,032   10,002,973
                                        ==========    ==========   ==========

Par Value, at $.01 per share            $   31,440    $   31,440   $  100,030
                                        ==========    ==========   ==========

See accompanying summary of accounting policies and notes to financial statements.

                         GLOBAL BUSINESS SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Years Ended June 30, 2002 and 2001

                                        Paid in      Accumulated
                                        Capital        Deficit        Totals
                                      -----------    ------------   -----------
Balances, June 30, 2000               $ 4,795,390    $( 2,797,882)  $ 2,069,534

Shares issued for:
  - cash                                  432,931                       434,250
  - services                              988,779                       992,750

  - 3 stores acquisition
         - shares for assets              220,116                       221,000
         - shares for affiliate
             services                   1,737,024                     1,744,000

  - franchisor acquisition
         - shares for assets              498,000                       500,000
         - shares for purchase loan
             interest expense           1,290,637                     1,295,820
         - shares for affiliate
             services                   1,199,363                     1,204,180

Net loss                                              ( 6,879,212)   (6,879,212)
                                      -----------     ------------   -----------
Balances, June 30, 2001                11,162,240     ( 9,677,094)    1,582,322
                                      -----------     ------------   -----------
Shares redeemed for transaction
  cancelled by artholders               ( 972,670)                     (982,495)

Shares issued for:
  - debt conversion                       837,636                       841,000
  - cash                                  168,287                       174,450
  - services                              247,938                       249,912
  - fundraising                         (   2,615)

Reorganization                          (  61,443)

Cash expenses of fundraising            (  91,411)                    (  91,411)

Value of warrants issued for:
  - services                               60,000                        60,000
  - interest expense                       42,000                        42,000

Net loss                                               ( 1,793,428 ) (1,793,428)
                                      -----------     ------------  -----------
Balances, June 30, 2002               $11,389,962     $(11,470,522 ) $   82,350
                                      ===========     ============  ===========

See accompanying summary of accounting policies and notes to financial statements.

                         GLOBAL BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       Years Ended June 30, 2002 and 2001
                                                                    (Restated)
                                                          2002         2001
                                                       -----------  -----------
Cash Flows From Operating Activities
  Net loss                                             $(1,793,428) $(6,879,212)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                           97,964      209,785
    Issuance of stock for:
      store acquisitions - services by an affiliate                   2,948,180
      store acquisitions - interest                                   1,295,820
      services - other                                     249,912      992,750
    Issuance of warrants for services and interest         102,000
    Impairment of art held for sale                        711,000
  Changes in:
    Accounts receivable                                      5,476    (  19,316)
    Inventory                                           (   11,839)      65,220
    Other current assets                                (    4,133)
    Accounts payable                                    (   74,531)     210,085
    Accrued expenses                                    (    3,968)      28,263
    Deferred franchise fee revenue                          94,500       94,500
                                                       -----------  -----------
  Net Cash Provided by Operating Activities             (  627,047)  (1,053,925)
                                                       -----------  -----------
Cash Flows Used in Investing Activities
  Purchase of stores - allocation of cash purchases to
    - inventory                                                      (   55,000)
    - fixtures and equipment                                         (  160,000)
    - goodwill                                                       (  162,536)
    - deposits                                                       (    5,464)
  Purchase of fixtures and equipment                    (   23,841)
  Increase in deposits                                  (    7,950)      11,905
                                                       -----------  -----------
  Net Cash Used by Investing Activities                 (   31,791)  (  371,095)
                                                       -----------  -----------
Cash Flows Provided by Financing Activities
  Proceeds from notes payable, net of offering
    costs of $23,000 in 2002 and $143,007 in 2001          230,500    1,012,993
  Proceeds from affiliate notes payable                    283,677        3,850
  Proceeds from sales of stock                             174,450      434,250
  Less:  costs of fundraising                           (   91,411)
                                                       -----------  -----------
  Net Cash Provided (Used) by Financing Activities         597,216    1,451,093
                                                       -----------  -----------

See accompanying summary of accounting policies and notes to financial statements.

                         GLOBAL BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW, Continued
                       Years Ended June 30, 2002 and 2001

                                                                    (Restated)
                                                          2002         2001
                                                       -----------  -----------

Net increase (decrease) in cash                         (   61,622)      26,073
Cash at beginning of year                                   70,229       44,156
                                                       -----------  -----------
Cash at end of year                                    $     8,607  $    70,229
                                                       ===========  ===========

Cash paid during the year for interest                 $    87,079  $     8,113
 Non-cash transactions:
  Conversion of notes payable to common stock          $   841,000
  Purchase of retail stores with common stock                       $   721,000



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

The name was changed on December 7, 1999 to Inbound.com, Inc. and again on October 22, 2000 to Cyber Centers, Inc. In December 1999, Cyber Centers acquired the first of seven retail stores that provide postal, shipping and other business services and supplies. See Note 4. Cyber Centers' wholly-owned subsidiary, Postal Connections of America Franchise Corp., an Arizona corporation, franchises this same concept to third-party store owners. At September 6, 2002, there were 23 operating franchisee locations in several states.

Photovoltaics.com, Inc. was incorporated on March 10, 1999 in Delaware to manufacture thin film solar cells and sell them through the Internet. This venture failed and the name of the since-inactive company was changed to Pan-International Holdings, Inc. on June 6, 2000. On November 19, 2001, 69% of the outstanding stock of Global was purchased by Global's current president. The name was changed to Global Business Services, Inc. on December 17, 2001.

Cyber Centers entered into a reorganization with Global Business Services, Inc., a Delaware corporation, on February 22, 2002. This business combination was accounted for as a "reverse merger" because Global had no significant assets or operations at the time. In a reverse merger with a public shell such as Global, the legal acquiree (Cyber Centers) is treated as the accounting acquiror and Cyber Centers becomes the public company. Global has remained the parent, with all operations being conducted through its wholly-owned subsidiary, Cyber Centers, and all of its wholly-owned subsidiaries, which include Postal Connection of America Franchise Corporation, The Postal Pro, Inc., and The Box Trot, Inc.

Basis of Presentation. The consolidated financial statements include the accounts of Global and all of its subsidiaries as named above after the elimination of intercompany transactions. All references to "Global" include the transactions of Cyber Centers and its subsidiaries, accounted for on a consolidated basis.

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

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was no allowance at June 30, 2002.

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

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses have not been recognized because the franchisor and 3 of the stores were profitable in fiscal 2002, and all stores are expected to be profitable in fiscal 2003.

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


NOTE 2 - GOING CONCERN

Most of Global's seven company-owned stores and 23 franchised stores are at a relatively early stage of growth and do generate operating income, but that income is insufficient to offset corporate overhead. Management is attempting to sell additional stock and its art inventory and make acquisitions of additional stores and other properties with stock. As of September 6, 2002, management's plans have not yet materialized, although all but one of the individual stores are now cash flow positive.


NOTE 3 - FIXTURES AND EQUIPMENT
                                                               Estimated
                                           Useful Lives          2002
                                           ------------       ----------
   Furniture and equipment                      3 years       $  139,952
   Store fixtures and improvements         1 - 10 years          177,164
                                                              ----------
                                                              $  317,116
   Less: accumulated depreciation
      and amortization                                          (194,352)
                                                              ----------
                                                              $  122,764
                                                              ==========

NOTE 4 - STORE ACQUISITIONS

An aggregate allocation of the purchase price is as follows:

                                                         Specific
                                             Total        Assets     Goodwill
                                           ----------    --------    ----------
  Stores purchased in fiscal 2000          $  430,000    $113,800    $  316,200
  Stores purchased in fiscal 2001           1,104,000     250,661       853,339
  Add:  Cash and stock paid for
           - purchase loan interest         1,295,820
           - services by an affiliate       3,100,180
                                           ----------    --------    ----------
         Totals                            $5,930,000    $364,461    $1,169,539
                                           ==========    ========    ==========

1,986,000 shares valued at $2.50 per share, or $4,965,000 and $965,000 in cash were paid for these stores, with $430,000 in cash spent for 4 stores in fiscal 2000 and $5,500,000 in stock and cash spent for 3 stores and the franchisor corporation in 2001.

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

The affiliate mentioned above is the current president of Global, Steve Thompson, who was chief operating officer of Cyber Centers when he advised Cyber Centers on purchase acquisitions from December 1999 through December 2000 and on the reverse acquisition of Cyber Centers with Global in February 2002. Mr. Thompson was appointed president of Global in November 2001 and of Global on the merger date of February 22, 2002.


NOTE 5 - ASSETS HELD FOR SALE

Cyber Centers acquired artwork and websites in October 1999 through the issuance of 4,355,429 shares of common stock valued at $1,703,495. During fiscal 2002, several sellers of the art changed their minds and exchanged 982,495 shares of stock for art valued at $982,495. Remaining art on hand is valued at $711,000.

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

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Notes payable consist of the following:

  Notes payable to investors, unsecured, interest
    at 13%, convertible to common stock at the
    rate of $2.50 per share                                    $330,000

  Notes payable to investors, unsecured, interest
    at 10%, convertible to common stock at the
    rate of $2.50 per share                                     127,500
                                                               --------
                                                               $457,500
                                                               ========

The above are due $315,000 in fiscal 2003 (short-term) and the remainder in 2004 (long-term).

In fiscal 2002 and 2001, $142,500 and $1,156,000 was raised, respectively. In fiscal 2002, $841,000 in convertible notes were converted by their holders to 336,400 shares of common stock, at $2.50 per share.


NOTE 7 - INCOME TAXES

Income taxes are not due since Cyber Centers has had losses since inception. As of June 30, 2002, Global had approximately $3,800,000 in net operating losses, which expire in fiscal 2020 and 2021.

The components of deferred taxes are as follows:

                                                   2002           2001
                                                ----------     ----------
         Deferred tax assets
           Net operating loss carryforwards     $1,300,000     $1,050,000
           Less:  valuation allowance           (1,300,000)    (1,050,000)
                                                ----------     ----------
         Current net deferred tax assets        $        0     $        0
                                                ==========     ==========


NOTE 8 - PREFERRED STOCK

The Board of Directors authorized the issuance of up to 3,200,000 shares each of $.01 par value Series A and Series B convertible preferred stock. Each share of Series A is convertible at any time after June 30, 2003 into 1.1 shares of Global common stock. Each share of Series B is convertible at any time after June 30, 2004 into 1.2 shares of Global common stock. Each share of both Series A and B has one vote equivalent to that of a share of common stock. Unconverted Series A and B shares are redeemable at Global's option only at any time for $1 per share. As of September 6, 2002, no Series A or B shares have been converted or redeemed.

NOTE 9 - STOCK OPTIONS

Global's Stock Option Plan provides for the grant of both qualified and non-qualified options to Global's directors, employees and consultants. The plan is administered by Global's Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

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

                                         As
                                     Previously         To          As
                                      Reported       Correct      Restated
                                     ----------    -----------   -----------
   Cash                              $   70,230                  $    70,230
   Accounts receivable                   28,751    $(    9,117)       19,634
   Inventory                              8,500         14,477        22,977
   Fixtures and equipment, at cost    1,227,786     (  934,511)      293,275
   Accumulated depreciation          (  131,620)        35,232    (   96,388)
   Art investment                     1,060,350        633,145     1,693,495
   Websites investment                2,000,000     (1,900,000)      100,000
   Goodwill                           3,416,981     (2,247,442)    1,169,539
   Accumulated amortization          (   93,090)    (   72,265)   (  165,355)
   Organization cost                     10,608     (   10,608)            0
   Deposits                              11,349          1,610        12,959
                                     ----------    -----------   -----------
   Total assets                      $7,609,845    $(4,489,479)  $ 3,120,366
                                     ==========    ===========   ===========

   Total liabilities                 $1,447,751    $    90,292   $ 1,538,043

   Stockholders' equity               6,162,094     (4,579,771)    1,582,323
                                     ==========    ===========   ===========
   Net (loss)                        $( 880,320)   $(5,998,892)  $(6,879,212)
                                     ==========    ===========   ===========

(a) The 4 stores acquired in fiscal 2000 were originally recorded at their $430,000 aggregate cash purchase price. The restatement above involved correcting the amounts allocated between goodwill and tangible assets. Goodwill and tangible assets originally were recorded at $290,854 and $109,146, respectively. The restated amounts were $316,200 and 113,800, respectively.

(b) Contrary to the 4 stores acquired in fiscal 2000, the 3 stores and 1 franchise operation acquired in fiscal 2001 were initially purchased by affiliates of Global from third parties and immediately sold at significantly inflated numbers to Global. The table below summarizes the differences

                                                                    Tangible
                                              Totals    Goodwill     Assets
                                            ---------- ----------  ----------
  Prices of 3 stores and one franchise
       operation - originally recorded    $4,000,000   $3,054,379  $  945,621
  Prices as restated                       1,104,000      853,339     250,661

The difference between $4,000,000 and $1,104,000 was recorded as $3,100,180 in affiliate compensation expense and $1,295,820 in purchase loan interest in the restated amounts. The purchase loan interest is not related party because it was payments to third parties for the purchase money prior to Global reimbursing those persons.

(c) Art and websites were acquired in fiscal 2000 and originally valued at $1,060,350 and $2,000,000, respectively, using management estimates of the fair value of the art and websites, as opposed to the fair values of the consideration paid of $1,693,495 and $100,000, respectively.

(d) Furniture and equipment and services purchased with stock were originally valued at $1,227,786 and $0, using management estimates of the fair value of the fixed assets and services received, as opposed to the fair values of the consideration paid of $293,275 and $992,750, respectively.

(e) Accounts receivable and inventory were originally valued at $28,751 and $8,500, respectively, using unadjusted management estimates of their values, as opposed to their actual counted values of $19,634 and $22,977, respectively.

(f) Organization costs of $10,608 were originally recorded and these were written off in the restated amounts.

(g) Facilities rental deposits of $11,349 were originally recorded and these were adjusted to their actual amounts totaling $12,959.

(h) Store franchise fee revenues of $113,400 collected in fiscal 2001 were originally recorded when received. The restated revenues are $18,900 which reflect the single franchise store which actually opened during the period. The difference is shown as deferred revenue as of June 30, 2001.

(i) Related party notes payable were originally shown at $5,980 and were adjusted to the actual amount owed at June 30, 2001 of $1,772.

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

                                    PART III

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

Date:  June 6, 2003


                                    GLOBAL BUSINESS SERVICES, INC.


                                    By:  /s/ Stephen M. Thompson
                                       -------------------------------
                                         Chief Executive Officer
                                        (Principal Executive Officer)

                                    By:  /s/ Michael D. Handelman
                                        -------------------------------
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                  CERTIFICATION

I, Stephen M. Thompson, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of GLOBAL BUSINESS SERVICES, INC.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

/s/ Stephen M. Thompson
-----------------------
Stephen M. Thompson
Chief Executive Officer

                                  CERTIFICATION

I, Michael D. Handelman, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of GLOBAL BUSINESS SERVICES, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

/s/ Michael D. Handelman
------------------------
Michael D. Handelman
Chief Financial Officer
                                       25