Form 10KSB
period 2003-06-30
GLOBAL BUSINESS SERVICES INC
filed 2003-10-31
CIK 1082431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2003


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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Registrants's revenues for its most recent fiscal year: $745,981

As of October 14, 2003, 21,346,039 shares of common stock were outstanding,  and
the  aggregate   market  value  of  the  shares  held  by   non-affiliates   was
approximately $1,115,000.


Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:  Yes [   ]     No        [X]

           This Report on Form 10-KSB contains information concerning the Registrant relating to the fiscal year ended June 30, 2003, except where otherwise indicated.


                         GLOBAL BUSINESS SERVICES, INC.
                          Annual Report on Form 10-KSB
                                Table of Contents

PART I

ITEM 1.  DESCRIPTION OF BUSINESS ............................................3
ITEM 2.  DESCRIPTION OF PROPERTY ............................................3
ITEM 3.  LEGAL PROCEEDINGS .................................................15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............15

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........16
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........16
ITEM 7.  FINANCIAL STATEMENTS ..............................................20
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE ..............................20

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .....21
ITEM 10. EXECUTIVE COMPENSATION ............................................23
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....24
ITEM 12. CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS ...........26
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ...27
ITEM 14. CONTROLS AND PROCEDURES ...........................................28

SIGNATURES .................................................................29

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS and,
ITEM 2.    DESCRIPTION OF PROPERTY

Special Note Regarding Forward-Looking Statements

           Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business" and "Item
6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Global Business Services, Inc., its wholly-owned subsidiary, Cyber Centers, Inc. or its indirect wholly-owned subsidiary Postal Connections of America Franchise Corp. (collectively "the Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to June 30, 2003.

BACKGROUND

           Global Business Services, Inc. ("GBS" or "Global") through its wholly-owned subsidiary, Cyber Centers, Inc. ("Cyber Centers" or "CCI"), and CCI's subsidiary, Postal Connections of America Franchise Corp. ("Postal Connections" or "PCA") is the owner-operator and franchisor of retail stores that provide postal, shipping and other business services and supplies. PCA franchises this concept to third-party store owners.

           On July 9, 1998 Better Technologies, Inc. was formed as a Nevada corporation. The corporation's name was changed to Inbound.com, Inc. in December 1999 and to Cyber Centers, Inc. on October 22, 2000. In October 1999, Better Technologies, Inc. acquired assets consisting of a substantial art collection and several websites and Internet domain names with the intention of operating an Internet retail art business. The business was not successfully developed. In August 2002 we sold website and domain name assets valued at $1,750,000 for investor relations services to be performed over a three year period. We took an impairment loss for the artwork in the year ended June 30, 2002.

           In December 1999 we acquired the first of seven retail stores that provide postal, shipping and other business services and supplies.

           Photovoltaics.com, Inc. was incorporated in Delaware on March 10, 1999 to manufacture thin film solar cells and sell them through the Internet. This venture failed and the company's name was changed to Pan-International Holdings, Inc. ("Pan-International") on June 6, 2000. On November 19, 2001 69% of the outstanding shares of common stock of Pan-International was purchased by World Call Funding, Inc. ("World Call"), a California corporation wholly-owned by Stephen M. Thompson. The name of Pan-International was changed to Global Business Services, Inc. on December 17, 2001. On February 22, 2002 Cyber Centers entered into a plan of reorganization with Global which was treated, for accounting purposes, as a "reverse merger" because Global had no significant assets or operations at the time. Although Global was at the time a public
"shell" company which acquired all of the shares of Cyber Centers, for accounting purposes Cyber Centers was treated as the accounting acquiror and the public company.

           As of June 30, 2003 we directly owned and operated seven retail stores in California and Arizona under the name "Postal Connections". PCA is the franchisor of 58 independently owned locations (20 of which have not yet commenced operations), all operating as "Postal Connections" stores, in seventeen states.

           Unless the context indicates otherwise, references herein to the "Company" or "we" include Global Business Services, Inc., Cyber Centers, Inc. and Postal Connections of America Franchise Corp. and their respective predecessors.

The Company is involved in the private postal and business services industry. During fiscal 2003, the Company adopted a formal plan to discontinue the direct ownership of corporate retail stores and to continue operating as a franchisor. Management plans to discontinue and dispose of the stores during fiscal 2004. The business activity of the corporate retail stores is summarized in the balance sheet as assets of discontinuing operations and as liabilities of discontinuing operations and in the statement of operations as net loss from discontinuing operations.


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

           In the "Standard Model," the Postal Connections store has a copying area located in a secured section, near the mailboxes. In the mid-section of the store is a retail merchandising area where office supplies, packaging and convenience items are located. Farther into the store is the business counter and register. The rear area contains packaging, product storage and related work areas.

           The "Cyber Model" has the same store footprint as the "Standard Model" but additionally, there is a computer access area located adjacent to and across from the mailboxes. This section is within the secured area instead of the "Standard" copying area which is moved back into the store utilizing some of the retail merchandising space.

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

           Private Mail and Parcel Receiving - A typical Postal Connections store can service a large number of mail service customers at rates typically ranging from $11.50 to $50.00 per month. The mail receiving service is accessible to the customer 24 hours a day. Postal Connections stores also provide certain value-added services, including confirming mail receipt by phone and mail-forwarding (allowing customers to request by telephone that specific pieces of mail be immediately forwarded to them at another location). Postal Connections stores act as receiving agents for parcels shipped to their customers through the U.S. Postal Service, United Parcel Service, and other express carriers.

           Shipping - Stores offer shipping services through UPS, FedEx, Airborne, USPS and other national, regional and international carriers, and can assist the customer in selecting the most appropriate and effective methods of packaging and sending parcels. Each store has software to enable rapid and accurate determination of charges for shipping based upon weight and the carrier selected. Shipping services constitute the most frequently used category of services and generate the highest proportion of revenues. Service representatives advise customers about the packaging requirements of the various carriers, provide packaging of items for shipment, and sell packaging materials and postal supplies.

           Business Support Products and Services - Businesses of all sizes, but primarily small office/home office workers, are frequent users of Postal Connections services. Stores provide a small business with a variety of business services and products such as notary public, word processing and computer timeshare, copying and printing services, and office supplies. In stores where the "Cyber Center" optional package has been installed, customers are able to scan documents, print materials from public access computers, process digital photos and transfer data and text in digital format.

           Communications Services - Postal Connections offers customers a wide range of communications services: fax, voice mail, pagers, and wire transfer of funds. Several levels of phone services are also offered, including cellular phone service, pre-paid phone card and unified messaging which provides an 800 number, message tracking to multiple phone numbers, fax or e-mail. Postal Connections stores equipped with the "Cyber Center" optional package have three to four online computers and offer pay-for-time service to surf the Internet or use e-mail.

           Convenience Items and Services - Postal Connections stores generally offer convenience items such as postage stamps, envelopes, rubber stamps, passport photos, office supplies, greeting cards, point of sale products such as novelty items, legal forms and art, and key duplication.

STORE DEVELOPMENT

           Our goal is to expand by acquiring other existing franchise networks and independent operations and by selling new franchise locations. Our intention is to consolidate these acquisitions under one brand name.

Company-Owned Stores

           Since December 1999 we acquired and operated seven stores under the name "Postal Connections". We are in the process of disposing of company-owned and operated stores. The former names and locations are as follows:

           Name and Location                           Date of Acquisition
           -----------------                           -------------------
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

           Crispino Enterprises, Inc.                         5/12/00
           42-450 Bob Hope Drive
           Rancho Mirage, CA 92270

           Metro Mail, Inc.                                   8/20/00
           3941 So. Bristol, Suite E
           Santa Ana, CA 92704

           Postal Pro, Inc.                                   4/14/01
           1324 State Street, Suite J
           Santa Barbara, CA 93101

           The Box Trot, Inc.                                 5/1/01
           1799 Kiowa Avenue
           Lake Havasu, AZ 86403

           Two stores acquired by us have been closed, Postal Pro, Inc. and The Box Trot, Inc. We have sold four stores by October 12, 2003., with one store in negotiations to be sold.

Franchises

           As of October 12, 2003 we had  franchised  58 locations in 17 states:
Arizona (9), California (17), Connecticut (1), Illinois (4) Indiana (1) Michigan
(1),  Mississippi  (1),  Missouri (1), North Carolina,  (1) Nevada (1), New York
(1), Ohio (1), Oregon (7), Pennsylvania (1), Texas (8), Virginia (1) and Washington (1). Twenty locations have not commenced operating. We believe that rapid expansion can be achieved through the sale of individual franchise locations. The Company's franchise sales strategy is to price franchise fees lower than competitors, thus compensating for our early stage of network development and low name recognition. The current franchise fee for an individual store is $18,900 with fees for a second unit by the same franchisee at $9,900 and $7,900 each for all additional units. Management believes that lower franchise fees provide greater perceived value to prospective franchisees who comparison shop among competitor companies. We also have a store conversion program to induce independent owner-operators to become Postal Connections franchisees. The franchise fee for a conversion is $6,900.

           The typical Postal Connections franchise includes an exclusive territory within a one-mile radius of the store site. The territory is usually not symmetric due to natural barriers. Territories vary in geographic size among urban, suburban and rural locations. The typical store services a population of 8,000 to 15,000. Construction of each franchise store is arranged and paid for by the individual franchisee. The franchisee selects a site with our approval and arranges for the lease or purchase of the site location. Franchisees seeking financing are referred to Wells Fargo Bank for Small Business Administration financing. We have been approved by Wells Fargo Bank for favorable consideration of applicants for SBA loans. This assists qualified franchisees in financing construction and equiping their stores. We have arranged with an outside unaffiliated vendor, National Store Builders, Inc., to design, provide fixtures and equipment for and build out new locations. Franchisees are required to utilize this vendor. Through this vendor, we have developed a prefabricated modular fixture package, which includes walls, cabinets, display systems and other fixtures. We believe that the modular fixture package, which can be shipped directly to the site of the new store, expedites construction, helps control costs for the franchisee and assists in maintaining a standard appearance for all new Postal Connections locations. The cost to the franchisee for the "Standard Model" is $56,500 and for the "Cyber Model" is $65,000.

           We offer area development franchises, each of which includes a territory with a population of 250,000 or more. Six have been sold as of the date of this report. Area development franchises will be awarded to existing franchisees and others who agree to locate new sites for stores and help qualify and sell to individual franchisee prospects, assist in the build out of new locations and provide operational support to the franchisees in their territory. Area franchise fees will vary based on population and desirability of the territory. Area franchisees will be required to establish a minimum number of stores in their territory within a specified time period. They will receive 40% of the individual franchise fees and one-half of the royalty payments generated within their territories. Area franchisees will be required to own and operate an Area Model Store for which they will pay the standard individual franchise fee. After receiving training from us the area franchisee will have the responsibility for developing the territory of the area franchised by marketing and selling individual franchises, arranging site selection, facility construction, in-store training and continuing local support of the individual franchise owners within the area franchisee's exclusive territory. We believe the terms of the area franchise agreement will provide the area franchisee with guidelines and incentives to develop and maintain good relationships with the individual franchise owners within the area franchisee's territory. By using the area franchising concept we believe that we will achieve a more rapid growth rate than would be possible if we were required to perform directly in all of our franchise, marketing and support services throughout the country. We locate prospective franchisees through advertising, referrals from existing franchise owners and the marketing efforts of independent contractors.

           To date, 6 area franchises have been sold. We have completed filing the documents necessary for the offer and sale of area development franchises in California only. We may also offer and sell area development franchises in 37 states without filing requirements. The Company plans to market international master franchise licenses entitling the licensee to utilize the name Postal Connections. These master licenses will be exclusive territorial licenses with license fees and royalty payments to be negotiated on a case by case basis.

Franchise Agreements and Fees

           Each individual franchisee enters into a franchise agreement with us. The franchise agreement requires an initial franchise fee which is currently $18,900. The initial fee may vary under special circumstances, including conversions by independent owners to Postal Connections franchises and the sale of multiple locations to the same franchise owner. In addition to the initial franchise fee, individual franchise owners are required to pay a monthly royalty equal to 4% of their gross revenues, excluding revenues derived from certain items having low profit margins, such as stamps, metered mail, money orders and money transfers. Ten franchisees under agreements entered into prior to October 31, 1999 pay a flat monthly fee of $500 each. In addition, the franchise agreement requires individual franchise owners to pay a common advertising fee of 2% of revenues, which are subject to royalties. We have exercised our option to suspend these advertising fees until, in our judgment, the number of franchisees has grown to sufficient size to utilize regional or national media advertising program. There are no current plans to reinstate the advertising fees.

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

TRADEMARKS AND SERVICE MARKS

           We are the owner of a federal and, where appropriate, state registered trademark and service marks for "Postal Connections of America/The Postal Center You Deserve." Other names used by us, including "Postal Connections," "Postal Connections of America" and "Cyber Centers", have not been registered.

           As to the registered and unregistered marks noted above, there are no currently effective material determinations of the United States Patent and Trademark Office, the Trademark Trial and Appeal Board, the trademark administrator of any state or any court, nor are there any pending infringement, opposition or cancellation proceedings or material litigation involving these marks.

EMPLOYEES

           As of June 30, 2003, we employed approximately 14 full-time and 13 part-time employees and 3 independent contractors.

EXECUTIVE OFFICES

           Our executive offices are located in a 1,000 square-foot office space located at 213 S. Robertson Boulevard, Beverly Hills, CA 90211. We utilize this space for the administrative and financial staff of GBS. We also lease 2,000 square feet of office space located at1081 Camino del Rio South, San Diego, Ca. 92108 for personnel of Cyber Centers and Postal Connections of America. We believe there is sufficient space to handle all aspects of the company's operations.

GOVERNMENTAL REGULATION

           The Federal Trade Commission ("FTC") has adopted a rule that requires franchisors to make certain disclosures to prospective franchise owners prior to the offer or sale of franchises. This rule requires, among other things, the disclosure of information necessary for a prospective franchise owner to make an informed decision as to whether to enter into a franchise relationship and requires disclosure of the circumstances in which franchisors may make predictions on future sales, income and profits. Failure to comply with this rule constitutes an unfair or deceptive act or practice under the Federal Trade Commission Act (the "FTC Act"). Violators of the rule are subject to civil penalty actions brought by the FTC of up to $10,000 per violation. In addition, the FTC may bring an action in federal or state court for damages on behalf of franchisees. The Company believes that it has complied with rules adopted by the FTC that are applicable to its offer and sale of franchises. The Company is not aware of any pending or threatened FTC proceedings alleging any failure by the Company to comply with the FTC Act. However, no assurance can be given that such a proceeding will not be commenced in the future. Any such proceeding against the Company, were it to be commenced, could result in significant expense to the Company and diversion of management's time and effort, which could have a material adverse effect on the Company.

           Numerous states have adopted laws regulating franchise operations and the franchisor-franchisee relationship, and similar legislation has been proposed in the U.S. Congress and several states. Existing state laws impose various filing and disclosure requirements in connection with the offer and sale of franchises and regulate the establishment and termination of, and provide remedies respecting, franchise relationships. These laws generally apply to both the Company's individual and proposed area franchises. In addition, some states may bring either civil or criminal proceedings against a franchisor for violations of state law. The Company is not aware of any pending or threatened state proceedings alleging any failure by the Company to comply with these state laws nor is the Company aware of any basis for such proceedings. However, no assurance can be given that such proceedings will not be commenced in the future. Any such proceeding against the Company, were it to be commenced, could result in significant expense to the Company and diversion of management's time and effort, which could have a material adverse effect on the Company.

           Violation of state franchise laws can also result in various remedies for franchisees, including a right to rescind the franchise agreement and obtain restitution of amounts paid and a right to sue for damages. As of the date hereof, the Company is not subject to pending actions or claims by franchisees and believes that its relations with its franchisees is good.

COMPETITION

           The businesses in which Cyber Centers and Postal Connections stores operate are highly competitive. We experience competition from several sources. Direct competition comes from other national chains and independent operations and from specialty service providers, such as copy centers, quick print centers and office supply companies. There is also growing competition from the United States Postal Service as it attempts to compete against Commercial Mail Receiving Agencies (CMRA's) with its postal service centers located in shopping centers and elsewhere. We respond to these competitive challenges on several fronts. Our stores and Postal Connections franchisees are continuing to explore ways of adding additional profit centers in the copying sectors, telecommunications services, Internet access, and computer processing services such as digital photo development and printing. However, there can be no assurance that these programs will prove beneficial or that we ultimately will be able to compete effectively in the markets in which we currently operates or in which we may operate in the future.

                                  RISK FACTORS

           In addition to the other information in this Report on Form 10-KSB the following risk factors should be considered carefully in evaluating our Company and its business.

           1.        Limited Capital

           We have limited capital and there can be no assurance that we will be able to raise the capital needed to carry on our business. We have incurred, and may continue to incur, operating losses for the foreseeable future and are currently subject to a "going concern" opinion by our outside auditor. Our working capital needs will depend upon various factors including but not limited to the acceptability of our Postal Connections stores in the marketplace and our ability to attract franchisees as well as other factors. Even if we achieve profitability there can be no assurance that we can sustain or increase profitability on a quarterly or annual basis. Our failure to meet and realize our objectives may have a material adverse effect on our business, financial condition and results of operations.

           2.        September 11, 2001 Terrorist Attack

           As a result of the terrorist attacks in New York, Washington and Pennsylvania on September 11, 2001, significant financial and political changes have taken place in the United States and in the world. These changes will have an effect upon us and the future activities contemplated by this Report. Many of our plans were made prior to September 11th and without regard to the events which took place on that date. As a result, future developments concerning us and our ability to act in accordance with the plans and expectations set forth in this Report are subject to significant uncertainty.

           3. We Will Require Additional Capital to Market and Advertise Our Products.

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

           7.        Our Authorized  Preferred  Stock  Exposes  Stockholders  to
Certain Risks

           Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The authorized Preferred Stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. While the Board of Directors must exercise its fiduciary duties in connection with the creation and issuance of any Preferred Stock, any Preferred Stock hereafter created could feature rights and preferences adverse to the holders of Common Stock. In February 2003 the Board of Directors designated the creation of 3,200,000 shares of Series A Convertible Preferred Stock and 3,200,000 shares of Series B Convertible Preferred Stock in connection with the acquisition by the Company of all of the outstanding shares of Common Stock of Cyber Centers, Inc. Each share of Series A Preferred Stock is convertible at any time after June 30, 2003 into 1.1 shares of Common Stock of the Company. Each share of Series B Preferred Stock is convertible at any time after June 30, 2004 into 1.2 shares of Common Stock of the Company. Each share of Series A Preferred Stock and each share of Series B Preferred Stock has one vote on all matters to be voted upon by stockholders. There were issued and outstanding as of October 12, 2003 4,298,406 shares of Series A Preferred Stock and 4,298,406 shares of Series B Preferred Stock. We may redeem the Series A Preferred Stock and the Series B Preferred Stock on 15 days notice at a redemption price of $1.00 per share. The outstanding shares of Series A and Series B Convertible Preferred Stock represent in the aggregate 32.2% of the total number of outstanding shares entitled to vote on all matters requiring a vote of stockholders.

           8.        Management   Controls   a  Significant  Percentage  of  Our
Outstanding Stock

           As of October 12, 2002 Stephen M. Thompson, Chairman of the Board and President of the Company, individually, through his ownership of World Call Funding, Inc., and otherwise controls approximately 5.7% of the outstanding Common Stock and 11.2% of the outstanding Preferred Stock or approximately 5.7% of the shares entitled to vote. Mr. Thompson's adult daughter controls approximately 2.3% of the shares entitled to vote. As a result, subject to any fiduciary duties he may have to us, Mr. Thompson can significantly influence all matters requiring stockholder approval and thus our management and affairs.
Matters that typically require stockholder approval include election of directors, merger or consolidation with another entity and sale of all or substantially all of our assets.

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

           9.        The Common Stock Has Experienced Limited Trading

           Prior to May, 2002 there was extremely limited trading of shares of the Common Stock in the "Electronic Pink Sheets". The Pink Sheets is not an automated quotation system and is characterized by low volume of trading. On approximately May 7, 2002 the Common Stock began trading on the Electronic Bulletin Board. There can be no assurance as to the prices at which the shares of Common Stock will trade or as to the future volume of trading. Until shares of Common Stock become more broadly held and orderly markets develop and even thereafter, the prices of the Common Stock may fluctuate significantly. Prices for the Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

        -  The depth and liquidity of the markets for the Common Stock
        - Investor perception of the Company and the industry in which the Company participates General economic and market conditions
        -  Responses to quarter-to-quarter variations in operating results
        -  Failure to meet securities analysts' estimates
         - Changes in financial estimates by securities analysts
         - Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by the Company or its competitors
         - Additions or departures of key personnel
         - Sales of Common Stock
         - Accounting pronouncements or changes in accounting rules that affect the Company's financial statements
         - Other factors and events beyond the control of the Company

           10. Potential Future Sales of Restricted Shares Could Depress the Market Price for our Common Stock.

           Approximately 21,346,039 shares of Common Stock were issued and outstanding as of October 14, 2003. We believe that approximately 17,843,677 of these shares are "restricted securities" as that term is defined in Rule144 promulgated under the Securities Act of 1933, as amended. Rule 144 provides in general that a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may sell within any three month period, an amount which does not exceed 1% of the then outstanding shares of Common Stock or (in certain circumstances, if greater) the average weekly trading volume of the Common Stock during the four calendar weeks before such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of two years. The possible sale of these restricted shares may in the future dilute an investor's percentage of freely tradeable shares and may depress the price of the Company's Common Stock. Also, if substantial, such sales might also adversely affect our ability to raise additional equity capital. However, as of the date of this Annual Report 1,318,469 of the shares of Common Stock believed to be "restricted securities" are controlled by Stephen M. Thompson, an affiliate of the Company. These shares may only be sold subject to the volume limitations of Rule 144 described above for so long as Mr. Thompson remains an affiliate and for three months thereafter. In addition, we have issued and outstanding 4,298,406 shares of Series A Convertible Preferred Stock and 4,298,406 shares of Series B Convertible Preferred Stock. Each of such shares is convertible at any time after June 30, 2003 into 1.1 shares of Common Stock and after June 30, 2004 into
1.2 shares of Common Stock, respectively. The Common Stock issuable upon conversion of the Preferred Stock will, upon such conversion satisfy the one-year holding period referred to above and will be available for sale without any quantity limitation by non-affiliates of the Company.

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

           Our Common Stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "GBSS". The Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD") and displays real time quotes, last sale prices and volume information in over-the-counter equity securities such as the Company's common stock. The Bulletin Board is a quotation medium for subscribing members of the NASD, not an issuer listing service, has no listing standards, and should not be confused with the Nasdaq Stock MarketSM. There is no assurance that the Bulletin Board will provide liquidity for the purchase and sale of the Company's common stock.

           13.       We Do Not Expect to Pay Cash Dividends

           We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future.

           14.       Lack of Control Over Franchisees

           As is true of the franchising industry generally, we are limited in the amount of control we may exercise over our franchisees. There are currently 58 locations owned by franchisees of Postal Connections, of which 38 are operating. This lack of direct control by us may limit our ability to, among other things, launch "pilot" or test programs, introduce new goods and services, establish system-wide purchasing programs, and generally change the image or focus of our system in the future. Our inability to take any of such actions in the future could have a material adverse effect on our business and results of operations.

           15.       Fluctuations in Operating Results

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


ITEM 3.    LEGAL PROCEEDINGS

The company is a party to the following legal proceeding:

A suit was filed against the Company during fiscal 2003 in the Superior Court, State of California for the County of Contra Costa for a refund of the franchise fee paid by the plaintiff. In the opinion of management, this litigation will not have an adverse effect on the Company's financial condition.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           (a) MARKET INFORMATION. Our Common Stock was traded on an extremely limited basis in the over-the-counter market until the quarter ended December 31, 2001. As of May 7, 2002 prices for the Common Stock were quoted on the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol GBSS. The following table sets forth the high and low closing bid prices of the Company's Common Stock for the periods indicated as reported by the National Quotation Bureau, Inc. through April, 2002 and by the NASD thereafter. These quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

            QUARTER ENDED                  HIGH BID             LOW BID
            -------------                  --------             -------
            December 31, 2001                $.75                 $.55
            March 31, 2002                   $.95                 $.45
            June 30, 2002                    $.74                 $.30
            September 30, 2002               $.80                 $.11
            December 31, 2002                $.75                 $.15
            March 31, 2003                   $.50                 $.07
            June 30, 2003                    $.12                 $.02
            September 30, 2003               $.10                 $.04

           (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of our common stock at October 14, 2003, was approximately 514. This does not include shareholders who hold stock in their accounts at broker/dealers or at clearing houses.

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

We had accumulated deficits of $14,761,345 and $11,470,522 as of June 30, 2003 and 2002 respectively. We had stockholders' equity (deficit) of $(1,834,904) and $82,350 as of June 30, 2003 and 2002, respectively.

We expect operating losses and negative operating cash flows to continue for at least the next few months. We anticipate losses to continue because we expect to incur additional costs and expenses related to marketing and other promotional activities; hiring of management, sales and other personnel; potential acquisitions of related businesses; and expansion of franchise sales activities.

LIQUIDITY AND CAPITAL RESOURCES.

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan arrangements. At June 30, 2003, we had a working capital deficiency of approximately $904,427. However, current liabilities include $217,800 of deferred revenues that have already been collected; and $394,500 in convertible notes which matured between April and June 2003. During the year ended June 30, 2003, we supplemented our working capital by receiving cash of $666,663 from the private sale of our common stock and $643,500 from the sale of debt instruments.

In addition, during the year ended June 30, 2003, we issued 3,405,483 shares of our common stock for services.

Although we experienced considerable growth in revenues for the year ended June 30, 2003 compared to the prior year, this may not be indicative of future operating results. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out single and multi-unit postal franchisors for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.

At June 30, 2003, we employed 14 full time and 13 part time employees, and 3 full time independent contractors.


RECENT EVENTS

In February 2003, we hired Michael Handelman to be our Chief Financial Officer.

During fiscal 2003 the Company adopted a formal plan to discontinue both the art and the direct ownership of corporate retail stores and to continue operations as a franchiser. Management is in the process of disposing of the stores during fiscal 2004.

RESULTS OF OPERATIONS - YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Total revenues increased 520,870 or 231 % from 2002 to 2003. Sale of franchise revenue increased $500,248 or 378% and franchise royalties increased $20,622 or 22%.

Additional franchise revenues of $217,800 and $94,500 in each of 2003 and 2002 have been collected, but deferred until the particular franchise stores start operations.

Selling expenses increased $9,030 or 30%, reflecting significantly greater franchise sales commissions.

General and administrative expenses increased by $1,965,726 or 203%. As a result of increased overhead expenses including new management, additional investor relations, investment banking fees, consulting costs and professional fees.

Depreciation and amortization decreased $ 73,623 or 75% as a result of discontinuing operations.

Net interest expense increased by $53,952 or 59%. The increase is due mainly to additional issued convertible debentures.


Critical Accounting Policies

  Revenue Recognition

Global recognizes income from the sale of products and services to customers when the services are performed or the products are delivered. All sales of products or services by company stores occurred at one of the 7 retail locations.

  Franchise Fee Revenue Recognition

Global recognizes revenue on sales of franchises when all material services or conditions relating to each sale have been substantially performed or satisfied by Global which is deemed to be when each franchisee commences operations. Significant services performed subsequent to this date are properly and independently compensated by the royalty and fee revenues charged to ongoing franchisees. Royalty and fee revenue from franchisees is recognized monthly based upon either sales of the franchisee stores or a flat $500 per month fee.

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional, undetermined fee. The initial fee is $18,900 and is payable at signing. Royalty and other fee payments are due monthly. There are no minimum sales requirements. There is no right of refund. As of June 30, 2003, there were 38 operating franchises open, another 12 franchises paid for in advance and 8 franchises awaiting agreements and advance payments.

  Long-lived Assets

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

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses have been recognized this year for the goodwill related to the stores as a result of the discontinuing operations.


NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company elected to adopt FAS 142 effective July 1, 2001. Pursuant to FAS 142, the Company tests its goodwill for impairment and, if impairment is indicated, records such impairment.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities" (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146 companies recognize a cost associated with an exit or disposal activity when a liability has been incurred. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. Management has concluded that the adoption of SFAS 146 would not have had a material impact on the Company's fiscal 2003 financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure" (SFAS 148). The statement provides alternative methods of transition for a change to a fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. Management has concluded that the adoption of SFAS 148 would not have had a material impact on the Company's fiscal 2003 financial position or results of operations.

ITEM 7.    FINANCIAL STATEMENTS

           The report of the Company's Independent Auditors appears at Page F-3 hereof, and the Financial Statements of the Company appear at Pages F-4 through F-20 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

           There have been no disagreements between us and our independent accountants on any matter of accounting principles or practices or financial statement disclosure required to be disclosed under this Item, other than the fact that the Company received an SEC comment letter dated March 5, 2003, pertaining to the June 30, 2002 Form 10-KSB as well as to the September 30, 2002 Form 10-QSB. In the near future, we plan on resolving the comments brought forth by the SEC with our current auditors.

           We engaged Malone & Bailey, PLLC ("Malone & Bailey"), to audit our financial statements for the year ended June 30, 2002 as well as re-audit our financial statements for the year ended June 30, 2001, which resulted in substantial restatements to our financials for that period and also those of the year 2000. The original financial statements for 2001 and 2000 were first filed in our Form 8-K on May 7, 2002.

           On September 9, 2003 the Company notified Malone & Bailey that they were being terminated as the Company's independent auditors due to financial reasons. The decision was approved by the Company's board of directors.

           Malone and Bailey performed the audit for the period ended June 30, 2001 and 2002. Both of the former accountants' reports for the last two fiscal years contained uncertainties as to the ability of the Company to continue as a going concern. Neither contained any adverse opinion or a disclaimer of opinion, or was qualified.

           During the Registrant's two most recent fiscal years and during any subsequent interim period prior to the declination to stand for re-election as the Company's independent auditors, there were no disagreements with Malone and Bailey with respect to accounting or auditing issues of the type discussed in
Item 304(a)(iv) of Regulation S-B.

           On September 10, 2003, the Company's board of directors approved the engagement of the firm of Berkovits, Lago & Company, LLP as the Company's independent auditors. During the Registrant's two most recent fiscal years or any subsequent interim period prior to engaging Berkovits, Lago & Company, LLP, the Company, or someone on the Company's behalf had not consulted Berkovits, Lago & Company, LLP regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           (a) Our Directors, Executive Officers and significant employees through October 12, 2003 were as follows:

NAME                        AGE        POSITION
----                        ---        --------
Stephen M. Thompson(1)      55         Chairman of the Board and President
Michael Handelman(2)        44         Chief Financial Officer
Harvey Judkowitz            59         Director
George Marlowe              62         Director
Kenneth C. Sully            52         President and CEO of Cyber Centers, Inc.
                                          and Postal Connections of America
                                          Franchise Corp.
Fred Morache                60         Vice President Marketing,  Cyber Centers,
                                          Inc. and Postal Connections of America
                                          Franchise Corp.
C.A. "Andy" Thompson        58         Vice President - Operations and Training,
                                          Cyber  Centers, Inc. and Postal
                                          Connections of America Franchise Corp.
-------------
(1) Elected on November  28, 2001
(2) Elected on February 11, 2003

           Stephen  M.  Thompson  was  elected  Chairman  of  the  Board,  Chief
Executive Officer and President of Global on November 28, 2001. For more than past five years he has been engaged in corporate development, investment banking and personal investments. He is the sole shareholder and President of World Call Funding, Inc. which acquired 1,850,000 shares of common stock of the Company on November 19, 2001.

              Michael Handelman was elected Chief Financial Officer and Treasurer of Cyber Centers, Inc. on February 11, 2003. Prior to joining The Company, Michael was CFO of InterGlobal Waste Management, Inc., a publicly traded company based in Camarillo, Ca. from 2000 to 2003. From 1996 to 1999, Michael was CFO at Janex International, a publicly traded toy manufacturer based in Woodland Hills, Ca. From 1993 to 1996 he served as Vice President and CFO with the Los Angeles Kings, National Hockey League franchise. Michael Handelman is a Certified Public Accountant and earned a Bachelor of Science from Brooklyn College of the City University of New York.

           Harvey Judkowitz served as a Director and the Treasurer of Global and its predecessor Pan-International Holdings, Inc. from September 1999 until November 28, 2001 when he resigned as Treasurer but continued as a Director. He is a certified public accountant and has maintained his own public accounting practice since 1988.

           George Marlowe became a Director of Cyber Centers on November 28, 2001and of Global on February 22, 2002. Since 1975 he has served as President of VideoPitch, a company based in Marina del Rey, California which he founded. That company conducts man-in-the-street videotape interviews and edits the footage into presentations for advertising agencies involved in new business proposals.

           Kenneth C. Sully joined Cyber Centers, Inc. on July 1, 2002. He has had over 25 years of experience in the franchise industry. From 1990 until 1995 he was employed by Mail Boxes, Etc., Inc., as Vice President of Worldwide Franchise Development. In that position that company grew from 900 to approximately 3,000 locations in 47 countries. Mr. Sully's expertise includes retail, franchise, business models, site selection, consumer sales, marketing, administration and start-up operations and development. He was also instrumental in the successful launch of franchise start-ups for Your Office U.S.A. Inc. (executive suites) and WEBCard Technologies, Inc. (multi-media).

           Fred Morache has been engaged in marketing and customer sales development at some of the country's most prominent franchise companies for the last 20 years. He served as a marketing executive with Cyber Centers under a consulting agreement from July to October 1, 2002 when he became an employee. Prior to joining Cyber Centers and from January, 2001 he provided sales and marketing services through his consulting practice to Monster.com, a subsidiary of TMP Worldwide. For approximately 20 years prior thereto Mr. Morache held a variety of marketing and business development positions with Snelling Personnel Services, Mail Boxes, Etc., Coldwell Banker Residential Real Estate and McDonald's Corp, all franchise companies. At Mail Boxes, Etc. from 1989 to 1997 he developed the company's logo and identity standards program, the national account and sales division and launched the company's national advertising program. Mr. Morache is a graduate of the University of Missouri School of Journalism and has Bachelors and Masters degrees from Illinois State University.

           C. A. "Andy" Thompson joined Cyber Centers as Vice President - Operations and Training on September 16, 2002. Dr. Thompson has over 25 years experience in the franchise industry in operations support, designing systems for retail networks and training more than 9,000 franchise owners, managers and employees worldwide. Dr. Thompson served as Director of Training and Operations at The Copy Club, Inc. based in San Diego, California from October 2000 to
September 2002. Prior thereto he was Director of Worldwide Training at Mail Boxes, Etc., Inc. for approximately 10 years. Dr. Thompson holds degrees from Goddard University and San Diego State University and a Ph.D. in business development from Honolulu Univeristy.

           The authorized number of directors of the Company is fixed at four. Each director serves for a term of one year that expires at the following annual stockholders' meeting. Each officer serves at the pleasure of the Board of Directors and until his successor has been elected and qualified. Directors of the Company receive no remuneration for their services as such, but the Company reimburses the directors for any expenses incurred in attending any directors' meetings.

           There  are  no  family   relationships,   or  other  arrangements  or
understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

           (b) Compliance with Section 16(a) of the Exchange Act.

                     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% shareholders are also required by SEC rules to furnish to the Company with copies of all Section 16(a) reports they file.

                     Based solely on its review of the Company's files and its review of the EDGAR filing system maintained by the SEC, the Company believes that during the fiscal year ended June 30, 2003 certain 16(a) filing requirements applicable to its officers, directors and 10% shareholders were not complied with.

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


ITEM 10.   EXECUTIVE COMPENSATION

           The  following  table  sets  forth  certain   information   regarding
compensation paid by us to our Chief Executive Officer and Chief Financial Officer during the year ended June 30, 2003.

Name and Principal Position               Salary      Other Annual Compensation
---------------------------               ------      -------------------------
Stephen M. Thompson                       $85,540          $203,660(1)
Chairman of the Board and President

Michael Handelman                         $29,750           $8,500(2)
Chief Financial Officer

---------------

(1) Mr. Thompson received cash salary in the amount of $85,540; his other compensation includes 2,649,430 shares of the Company's Common Stock valued at $.27 to $.03 per share and automobile and/or automobile lease payments of approximately $1,600 per month.

(2)  Consists of 50,000 shares of Common Stock valued at $.17 per share.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following tables set forth, as of October 12, 2003, the stock ownership of each person known by us to be the beneficial owner of 5% or more of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, the stock ownership of each director individually and of all directors and officers of the Company as a group based upon a total of 21,346,039 outstanding shares of Common Stock and 4,298,406 outstanding shares each of Series A and Series B Preferred Stock.

Title      Name and Address                 Amount and Nature       Percentage
of Class   of Beneficial Owner              of Beneficial Owner     of Class (8)
--------   -------------------              -------------------     ------------

Common     Stephen M. Thompson                 1,318,469 (1)                6.6%
           213 So. Robertson Blvd.
           Beverly Hills, CA 90211

Common     World Call Funding, Inc.            1,105,135 (1)               5.50%
           213 So. Robertson Blvd.
           Beverly Hills, CA 90211

Common     January Thompson                      675,000 (2)                3.4%
           213 So. Robertson Blvd.
           Beverly Hills, CA 90211

Common     Arista Technology Marketing, Inc.     658,833 (3)                3.3%
           213 So. Robertson Blvd.
           Beverly Hills, CA 90211

Common     Carl Morsbach                       1,129,334 (4)                5.6%
           213 So. Robertson Blvd.
           Beverly Hills, CA 90211

Common     Sweback & Company                     820,000 (4)(c)             4.0%
           213 So. Robertson Blvd.
           Beverly Hills, CA 90211

Common     Michael Handelman                     250,000 (5)                1.2%
           213 So. Robertson Blvd.
           Beverly Hills, CA 90211

Common     Harvey Judkowitz                       39,500 (6)                (7)
           10220 S.W. 124th Street
           Miami, FL 33176

Common     George Marlowe                          27,000                   (7)
           14000 Palawan Way, Suite E
           Marina Del Rey, CA 90292

           All Directors and Officers
           As a Group (4 persons)               1,634,969                   8.1%

-----------------
(1) Includes:
     (a) 1,105,135 shares held by World Call Funding, Inc. of which Mr. Thompson is the sole shareholder,
     (b) 50,000 shares and warrants to purchase 100,000 shares held by Leland Energy, Inc. of which Mr. Thompson is the sole shareholder, and
     (c)  16,667  shares held by each of Jake  Thompson and  Jonathan  Thompson,
          minor  children  of  Mr.  Thompson,   of  which  shares  he  disclaims
          beneficial ownership but has voting control.
(2) January Thompson is the sole shareholder of Arista Technology Marketing, Inc. She is the adult daughter of Stephen M. Thompson who disclaims beneficial ownership of such shares.
(3) Includes  16,667  shares and warrants to purchase
600,000 shares held by Arista Technology Marketing, Inc.
(4) Includes:
     (a)  62,000 shares held by Carl Morsbach,
     (b) 80,667 shares held by the Ed Morsbach Trust of which Carl Morsbach is the trustee, and
     (c) 820,000 shares held by Sweback & Company and 166,667 shares held by Global Investments LLP, each of which are controlled bv Mr. Morsbach
(5) Including  50,000  shares  and an option to  purchase  200,000  shares
(6) Including 27,000 shares and an option to purchase 12,500 shares
(7) Less than 1%
(8) Calculated in accordance with Item 403 of Regulation S-B.


Title         Name and Address              Amount and Nature       Percentage
of Class      of Beneficial Owner          of Beneficial Owner     of Class (8)
--------      -------------------          -------------------     ------------

Series A        Stephen M. Thompson             240,519 (4)             5.6%
Preferred(1)(3) 213 So. Robertson Blvd.
                Beverly Hills, CA 90211

Series B        Stephen M. Thompson             240,519 (4)             5.6%
Preferred(2)(3) 213 So. Robertson Blvd.
                Beverly Hills, CA 90211

-----------------
(1) Each share of Series A Preferred Stock is convertible, on or after June 30, 2003, into 1.1 shares of Common Stock.
(2) Each share of Series B Preferred Stock is convertible, on or after June 30, 2004, into 1.2 shares of Common Stock.
(3) Holders of shares of Series A and Series B Preferred Stock are entitled to one vote per share on all matters submitted to a vote of stockholders.
(4) Includes 157,185 shares held by World Call Funding, Inc. which Mr. Thompson is the sole shareholder, 50,000 shares held by Leland Energy, Inc., of which Mr. Thompson is the sole shareholder and 16,667 shares held by each of Jake Thompson and Jonathan Thompson, minor children of Mr. Thompson, of which shares he has voting control but disclaims beneficial ownership.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           On August 14, 2000 Cyber Centers, Inc. ("CCI") (then known as Inbound.com, Inc.) acquired all of the outstanding shares of Postal Connections of America Franchise Corp. ("PCAFC"), a franchisor of postal and business service stores, from Postal Connection Acquisition Group LLP, a Nevada limited partnership ("PCA Group") for 1,200,000 shares of common stock of CCI valued at $2.50 each. At the time of the transaction Stephen M. Thompson, (who became an officer, director and principal shareholder of the Company in November 2001), held a 40% interest in PCA Group through World Call Funding, Inc., of which he is the sole shareholder. PCA Group received all of the consideration for the transaction. PCA Group had acquired PCAFC from an unrelated party on July 1, 2000 in consideration for $500,000 consisting of 80,000 shares of common stock of CCI valued at $2.50 per share, $50,000 payable on February 14, 2001 and $50,000 payable on August 14, 2001.

           On August 28, 2000 CCI acquired all of the outstanding shares of Metro Mail, Inc., the owner of a personal and business service store in Santa Ana, California, from Metro Mail Acquisition Group LLP ("MMG") for $10,000 in cash and 240,000 shares of common stock of CCI valued at $2.50 per share. On August 20, 2000 MMG acquired the assets comprising the store from an unrelated third party for $221,000, MMG had organized Metro Mail, Inc. and transferred the assets to it. World Call Funding, Inc., wholly-owned by Stephen M. Thompson, held a 65% interest in MMG at the time of the transaction.

           On April 14, 2001 CCI acquired certain assets, consisting of a postal and business service store in Santa Barbara, California, from Postal Business Pro Acquisition Group LLP, a Nevada limited partnership ("PBPA Group") for $60,000 in cash and 136,000 shares of CCI common stock valued at $2.50 per share. At the time of the transaction Stephen M. Thompson held a 100% interest in PBPA Group through World Call Funding, Inc., its sole partner, PBPA received all of the consideration for the transaction. PBPA Group had acquired the store from an unrelated party on June 15, 2001 for $37,200.

           On May 1, 2001 CCI acquired a postal and business service store operating as The Box Trot in Lake Havasu, Arizona from Havasu Postal Acquisition Fund LLP, a Nevada limited partnership ("HPAF") for $475,000 in cash and 410,000 shares of common stock of CCI valued at $2.50 per share. At the time of the transaction Stephen M. Thompson held a 100% interest in HPAF through World Call Funding, Inc., its sole partner. HPAF received and all of the consideration for the transaction. HPAF had acquired the store on March 22, 2001 from an unrelated party for $345,800 in cash.

           The excess price paid by CCI to Mr. Thompson on the four transactions referred to above was valued at $3,100,000 in services performed by him and $1,295,820 in purchase loan interest to third party investors. See Note 4 of Notes to Financial Statements.

           On May 21, 2002, pursuant to an agreement among the Company, CCI and World Call Funding, Inc. ("WCF"), a consulting agreement between WCF and CCI was terminated and the Company issued 100,000 shares of common stock to WCF.

           Stephen M. Thompson may be deemed a parent and a promoter of the Company as those terms are defined in the rules and regulations under the Securities Exchange Act of 1934.

           As of June 30, 2003 Leland Energy, Inc. ("Leland") and PCA Group, each controlled by Stephen M. Thompson had loaned to GBS $477,601 and $10,930 respectively. As of such date Arista Technology Marketing, Inc. ("Arista") wholly-owned by January Thompson, the adult daughter of Stephen M. Thompson, had loaned $257,371 to GBS. These loans are unsecured, payable on demand and bear interest at the rate of 12% per annum. Leland and Arista each received warrants to purchase 100,000 shares of Common Stock of the Company exercisable at $.10 per share until May 1, 2005 in consideration for such loans. Mr. Thompson disclaims any beneficial ownership in Arista.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits:

           The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number   Description
------   -----------

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

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
*Incorporated by reference to Exhibit filed with Form 8-K/A on May 7, 2002.

           (b) Reports on Form 8-K

           A Report on Form 8-K was filed on September 19, 2003  reporting  Item
4. Changes in Registrant's Certified Public Accountant


ITEM 14.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaing disclosure controls and procedures for the Company.

The Certifying officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 31, 2003
                                           GLOBAL BUSINESS SERVICES, INC.
                                           (Registrant)

                                           By: /s/ Stephen M. Thompson
                                               -----------------------
                                               Stephen M. Thompson,
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                           By: /s/ Michael Handelman
                                               ---------------------
                                               Michael Handelman
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Signature                              Title                      Date

/s/ Stephen M. Thompson                   Director              October 31, 2003
-----------------------
Stephen M. Thompson

/s/ Harvey Judkowitz                      Director              October 31, 2003
---------------------
Harvey Judkowitz


/s/ George Marlowe                        Director              October 31, 2003
------------------
George Marlowe



EXHIBITS INDEX - Incorporated by reference to Item 13(a) of this Report.

                        GLOBAL BUSINESS SERVICES, INC.
                             FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2003 AND 2002

                         GLOBAL BUSINESS SERVICES, INC.
                              FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002



                               TABLE OF CONTENTS


                                                                         PAGE


INDEPENDENT AUDITORS' REPORT                                              F-3a

INDEPENDENT AUDITORS' REPORT                                              F-3b

CONSOLIDATED BALANCE SHEET June 30, 2003                              F-4 - F-5

CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-6
Years Ended June 30, 2003 and 2002

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                 F-7
Years Ended June 30, 2003 and 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-8
Years Ended June 30, 2003 and 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-9 - F-20

                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Global Business Services, Inc. and Subsidiaries
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Global Business Services, Inc. and Subsidiaries ("the Company") as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Business Services, Inc. and its Subsidiaries as of June 30, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital, recurring losses from operations and the discontinuing operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Berkovits, Lago & Company, LLP
----------------------------------
BERKOVITS, LAGO & COMPANY, LLP


Fort Lauderdale, Florida
September 25, 2003

                                      F-3a

                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
  Global Business Services, Inc.
  Beverly Hills, California

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 2002. These financial statements are the responsibility of Global's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Global's operations and its cash flows for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Malone & Bailey, PLLC
-------------------------
Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

September 6, 2002

                                      F-3b

                         GLOBAL BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2003



          ASSETS
 Current Assets
    Cash                                                          $    14,204
    Accounts receivable, net                                           45,188
    Notes receivable                                                   48,360
                                                                  -----------

          Total Current Assets                                        107,752
                                                                  -----------

  Property and equipment, net of accumulated
    depreciation of $ 26,279                                           81,205
 Other Assets
   Goodwill, net of accumulated amortization
    of $ 62,500                                                       437,500
   Notes receivable                                                   150,538
   Deposits                                                            13,247
                                                                  -----------

          Total Other Assets                                          601,285
                                                                  -----------

          Total Assets                                            $   790,242
                                                                  ===========





See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                         GLOBAL BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET (Continued)
                                 June 30, 2003

          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
 Current Liabilities
    Convertible notes payable, current portion                    $   394,500
    Accounts payable                                                  257,921
    Accrued expenses                                                  135,832
    Deferred franchise fee revenue                                    217,800
    Current maturities of capital lease obligations                     6,126
                                                                  -----------

          Total Current Liabilities                                 1,012,179
                                                                  -----------

 Convertible notes payable, net of current portion                    706,500
 Notes payable - related parties                                      771,051
 Capital lease obligations, net of curent portion                      36,868
 Combined net liabilities of discontinued operations                   98,548
                                                                  -----------

          Total Liabilities                                         2,625,146
                                                                  -----------

Commitments

 Stockholder's Equity (Deficit)
    Convertible preferred stock, $.01 par value, Class A
        4,500,000 shares authorized, 4,298,406 issued
        and  outstanding                                               42,984
    Convertible preferred stock, $.01 par value, Class B
        4,500,000 shares authorized, 4,298,406 issued
        and  outstanding                                               42,984
    Common stock, $.01 par value, 50,000,000
        shares authorized, 18,092,947 shares issued
        and  outstanding                                              180,929
    Paid in capital                                                12,659,544
    Accumulated deficit                                           (14,761,345)
                                                                  -----------

          Total Stockholders' Equity (Deficit)                     (1,834,904)
                                                                  -----------

          Total Liabilities and Stockholders' Equity (Deficit)    $   790,242
                                                                  ===========



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                     GLOBAL BUSINESS SERVICES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                      2003              2002
                                                   ------------    ------------
Revenues:
    Sales of franchises                            $    632,548    $    132,300
    Franchise royalties earned                          113,433          92,811
                                                   ------------    ------------

               Total Revenues                           745,981         225,111
                                                   ------------    ------------
Operating Expenses:
   General & administrative                           2,918,496         952,770
   Selling                                               39,059          30,029
   Depreciation and amortization                         24,340           1,939
                                                   ------------    ------------

               Total Operating Expenses               2,981,895         984,738
                                                   ------------    ------------

               Operating loss                        (2,235,914)       (759,627)

Other income and (expense):
    Interest income                                         912           1,045
    Interest expense                                   (144,928)        (90,976)
                                                   ------------    ------------

                Total Other Income and (Expense)       (144,016)        (89,931)
                                                   ------------    ------------

Net Loss From Continuing Operations                  (2,379,930)       (849,558)

Discontinued Operations (Note 12)
    Loss from discontinued operations                   910,889         943,870
                                                   ------------    ------------

Net Loss                                           $ (3,290,819)   $ (1,793,428)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.26)   $      (0.19)

Weighted average shares outstanding                  12,784,691       9,297,142


See accompanying notes to these financial statements.

                         GLOBAL BUSINESS SERVICES, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                       Years Ended June 20, 2003 and 2002

                                   Preferred Stock    Preferred Stock
                                      Class A           Class B              Common Stock       Paid in    Accumulated
                                   Shares   Amount  Shares     Amount      Shares     Amount    Capital      Deficit       Totals
                                 --------- -------  ---------  -------  ---------- --------  ----------- ------------  -----------
 Balances, June 30, 2001             -         -        -         -       9,717,550   97,176  $11,162,240  $(9,677,094) $ 1,582,321

 Shares redeemed for transaction     -         -        -         -
     cancelled by art holders                                              (982,495)  (9,825)    (972,670)     -           (982,495)

 Shares issued for:
     Debt conversion                 -         -        -         -         336,400    3,364      837,636      -            841,000
     Cash                            -         -        -         -         616,355    6,164      168,287      -            174,450
     Services                        -         -        -         -         197,417    1,974      247,938      -            249,912
     Fundraising                     -         -        -         -         261,490    2,615       (2,615)

 Reorganization                   3,144,032  31,440  3,144,032   31,440    (143,744)  (1,437)     (61,443)     -               -

 Cash expenses of fundraising        -         -        -         -          -          -         (91,411)     -            (91,411)

 Value of warrants issued for:
     Services                        -         -        -         -          -          -          60,000      -             60,000
     Interest expense                -         -        -         -          -          -          42,000      -             42,000

 Net Loss                            -         -        -         -          -          -          -        (1,793,428)  (1,793,428)
                                  --------- -------  ---------  -------  ---------- --------  ----------- ------------  -----------
 Balances, June 30, 2002          3,144,032  31,440  3,144,032   31,440  10,002,973  100,030   11,389,962  (11,470,522)      82,350


 Shares issued for:
     Cash                           854,374   8,544    854,374    8,544   5,026,111   50,261      599,314      -            666,663
     Services                                                             3,405,483   34,054      673,953      -            708,007
     Cancellation                   300,000   3,000    300,000    3,000    (341,620)  (3,416)      (3,685)     -             (1,101)

 Adjustment                            -         -        -         -        -          -          -                (4)          (4)
 Net loss                              -         -        -         -        -          -          -        (3,290,819)  (3,290,819)

                                  --------- -------  ---------  -------  ---------- --------  ----------- ------------  -----------
 Balances, June 30, 2003          4,298,406 $42,984  4,298,406  $42,984  18,092,947 $180,929  $12,659,544 $(14,761,345) $(1,834,904)
                                  ========= =======  =========  =======  ========== ========  =========== ============  ===========

See accompanying notes to these financial statements.


                      GLOBAL BUSINESS SERVICES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR YEARS ENDED JUNE 30, 2003 AND 2002


                                                            2003          2002
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                                $(3,290,819)   $(1,793,428)
Less: Loss from discontinued operations                     910,889        943,870
                                                        -----------    -----------
LOSS FROM CONTINUING OPERATIONS                          (2,379,930)      (849,558)
Adjustments to reconcile net loss from continuing
 operations to net cash used in operating activities
   Depreciation and amortization                             24,340          1,939
   Expenses paid through the issuance of common stock       706,908        102,000
Changes in operating assets and liabilities
   Accounts receivable                                      (44,789)        19,231
   Inventory                                                   (180)        23,177
   Prepaid expenses                                           4,133         (4,133)
   Other assets                                               3,430         (7,950)
   Accounts payable                                          85,280         12,007
   Accrued expense                                          110,010           (454)
   Deferred liabilities                                      28,800         94,500
                                                        -----------    -----------
        Net cash used in operating activities            (1,461,998)      (609,241)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                     (102,596)       (49,597)
   Proceeds from assets held for sale                       100,000           --
                                                        -----------    -----------
        Net cash used in investing activities                (2,596)       (49,597)

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of notes receivable                            (198,898)          --
   Proceeds from note payable                             1,165,339        514,177
   Proceeds from sales of stock, net of costs               503,750         83,039
                                                        -----------    -----------
        Net cash provided by financing activities         1,470,191        597,216

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          5,597        (61,622)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  8,607         70,229
                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                  $    14,204    $     8,607
                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                            133,346         87,079

See accompanying notes to these financial statements.

                         GLOBAL BUSINESS SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 -  SUMMARY OF ACCOUNTING POLICIES

Nature of Operations and Discontinued Operations

Cyber Centers, Inc. and its wholly-owned subsidiary, Postal Connections of America Franchise Corporation, entered into a reorganization with Global Business Services, Inc. ("the Company") ("Global"), a Delaware corporation, on February 22, 2002. This business combination was accounted for as a "reverse merger" because Global had no significant assets or operations at the time. In a reverse merger with a public shell such as Global, the legal acquiree (Cyber Centers) is treated as the accounting aquiror and Cyber Centers becomes the public company. Global has remained the parent, with all operations being conducted through its wholly-owned subsidiary, Cyber Centers, and all of its wholly-owned subsidiaries, which include Postal Connection of America Franchise Corporation, The Postal Pro, Inc., and The Box Trot, Inc.

The Company is involved in the private postal and business services industry. During fiscal 2003, the Company adopted a formal plan to discontinue the direct ownership of corporate retail stores and to continue operating as a franchisor.

Basis of Presentation

The consolidated financial statements include the accounts of Global and all of its subsidiaries as named above after the elimination of intercompany transactions. All references to "Global" include the transactions of Cyber Centers and its subsidiaries, accounted for on a consolidated basis.

Cash and Cash Equivalents

All cash in bank accounts and petty cash are considered cash and cash equivalents.

                         GLOBAL BUSINESS SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDING JUNE 30, 2003 AND 2002


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition

Global recognizes income from the sale of products and services to customers when the services are performed or the products are delivered. All sales of products or services by company stores occur at one of the seven retail locations.

Franchise Fee Revenue Recognition

Global recognizes revenue on sales of franchises when all material services or conditions relating to each sale have been substantially performed or satisfied by Global which is deemed to be when each franchisee commences operations. Significant services performed subsequent to this date are properly and independently compensated by the royalty and fee revenues charged to ongoing franchisees. Royalty and fee revenue from franchisees is recognized monthly based upon either sales of the franchisee stores or a flat $500 per month fee.

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional, undetermined fee. The initial fee is $18,900 and is payable at signing. Royalty and other fee payments are due monthly. There are no minimum sales requirements. There is no right of refund. As of June 30, 2003, there were thirty eight operating franchises open and another twelve franchises paid for in advance.

Financial Statement Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions and affect the amounts reported in the financial statements and accompanying notes. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. The allowance at June 30, 2003 was approximately $20,000 and there was no allowance at June 30, 2002.

                         GLOBAL BUSINESS SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Inventory

Inventories consist of office and packaging supplies and prepaid postage, and are valued at the lower of first-in, first-out (FIFO) cost of market. Inventory is included in assets of discontinuing operations.

Long-lived Assets

Property and equipment are stated on the basis of cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Goodwill was recorded when each of the seven stores and the franchisor corporation were purchased. Goodwill was initially amortized over a 5-year life for the stores and an 8-year life for the franchisor corporation, beginning on the purchase date. Beginning with fiscal 2002, Global adopted SFAS 142 and is no longer amortizing goodwill.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses have been recognized this year for the goodwill related to the stores as a result of the discontinuing operations.

Income Taxes

Amounts provided for Federal and state income taxes are based on earnings reported for financial statement purposes, adjusted for permanent differences between reported financial and taxable income. Deferred income taxes are provided for timing differences related to certain income and expense items which are recognized for financial accounting purposes in one period and for tax purposes in another period.

Earnings per Share

Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

                         GLOBAL BUSINESS SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company elected to adopt FAS 142 effective July 1, 2001. Pursuant to FAS 142, the Company tests its goodwill for impairment and, if impairment is indicated, records such impairment.

In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This standard supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on July 1, 2002. The adoption of FAS 144 did not have a material impact on the Company's operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146 companies recognize a cost associated with an exit or disposal activity when a liability has been incurred. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. Management has concluded that the adoption of SFAS 146 would not have had a material impact on the Company's fiscal 2003 financial position or results of operations.

                         GLOBAL BUSINESS SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure" (SFAS 148). The statement provides alternative methods of transition for a change to a fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. Management has concluded that the adoption of SFAS 148 would not have had a material impact on the Company's fiscal 2003 financial position or results of operations.

Fair Values of Financial Instruments

The carrying amounts of cash, accounts receivable, notes receivable, convertible notes payable, notes payable-related parties, accounts payable, accrued expenses and capital lease obligations reported in the balance sheet are estimated by management to approximate fair value.

Reclassifications

Certain reclassifications of certain prior year amounts were made to conform with the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue on a going concern basis, including, the realization of assets and liquidation of liabilities in the ordinary course of business. There are significant uncertainties with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet and fund its commitments with regard to existing liabilities and recurring expenses. The Company intends to finance future operations from the proceeds of additional funding through private and public securities offerings. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         GLOBAL BUSINESS SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation of property and equipment is computed using the straight-line method over a life of three years.

                                                              June
                                 Method        Life           2003
                                 ------        ----           ----

Furniture and equipment       straight-line   3 years      $  103,059
Leasehold improvements        straight-line   3 years           4,425
                                                           ----------
                                                           $  107,484
Less: accumulated depreciation
                                                              (26,279)
                                                           ----------
                                                           $   81,205
                                                           ==========

Depreciation expense for the years ended June 30, 2003 and 2002 were $24,340 and $1,939, respectively.

NOTE 4 - ASSETS HELD FOR SALE

Cyber Centers acquired artwork and websites in October 1999 through the issuance of 4,355,429 shares of common stock valued at $1,703,495. During the fiscal 2002, several sellers of the art resinded the proposed acquisition and exchanged 982,495 shares of stock for art valued at $982,495. Remaining art on hand was valued on the Company's books at $711,000, but an impairment loss was recorded for the full amount due to the decrease in value of the art.

Websites were purchased in the fall  of  1999  for  2,000,000  shares  of stock
valued  at  $100,000.   In  August 2002, Global signed an agreement to exchange
these websites for investor relations services over a 3-year period.

                         GLOBAL BUSINESS SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 5 - CONVERTIBLE NOTES PAYABLE

Notes payable consist of the following:

Notes payable to investors, unsecured, interest
    at 13%, convertible to common stock at the
    rate of $2.50 per share                              $  297,000

Notes payable to investors, unsecured, interest
    at 12%, convertible to common stock at the
    rate of $2.50 per share                                 696,500

Notes payable to investors, unsecured, interest
    at 10%, convertible to common stock at the
    rate of $2.50 per share                                 107,500
                                                         ----------

Total                                                     1,101,000

Less current portion                                        394,500
                                                         ----------
Total long-term convertible notes payable                $  706,500
                                                         ==========

The long-term portion is due in fiscal 2004.

In fiscal 2002, $841,000 in convertible notes were converted by their holders to 336,400 shares of common stock, at $2.50 per share.

NOTE 6 - INCOME TAXES

No credit for income taxes has been reflected in the accompanying financial statements for 2002 and 2003 because of the significant uncertainty that exists regarding the realization of such income tax credits (see below).

As of June 30, 2003, the Company estimates that it has net operating loss carry forwards of approximately $7,100,000 which expire in various years through 2022; however, the utilization of the benefits of such carry forwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carry forwards and, accordingly, deferred tax assets of approximately $2,400,000 as of June 30, 2003 were subject to and presented net of a 100% valuation allowance, therefore, zero.

                         GLOBAL BUSINESS SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 6 - INCOME TAXES (continued)

The components of deferred taxes are as follows:

                                          2003        2002
                                      ----------   ----------
Deferred tax assets

   Net operating loss carryforwards   $2,400,000   $1,300,000
   Less:   valuation allowance        (2,400,000)  (1,300,000)
                                      ----------   ----------

Current net deferred tax assets       $        -    $       -
                                      ==========    =========


NOTE 7 - PREFERRED STOCK

The Board of Directors authorized the issuance of up to 3,200,000 shares each of $.01 per value Series A and Series B convertible preferred stock. Each share of Series A is convertible at any time after June 30, 2003 into 1.1 shares of Global common stock. Each share of Series B is convertible at any time after June 30, 2004 into 1.2 shares of Global common stock. Each share of both Series A and B has one vote equivalent to that of a share of common stock. Unconverted Series A and B shares are redeemable at Global's option only at any time for $1 per share. As of June 30, 2003, no Series A or B shares have been converted or redeemed.

NOTE 8 - STOCK OPTIONS

Global's Stock Option Plan provides for the grant of both qualified and non-qualified options to Global's directors, employees and consultants. The plan is administered by Global's Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions are applicable, if any.

Global uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the year ended June 30, 2002, 700,000 warrants were issued to two related party creditors as additional consideration for their loans to Global. Another 330,000 warrants were issued to two key employees. These warrants are at exercise prices ranging from $.01 to $.25 and expire in 3-5 years. Interest expense of $60,000 and compensation expense of $42,000 were recognized in fiscal 2002. No interest or compensation expense were recognized in fiscal 2003.

                         GLOBAL BUSINESS SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 8 - STOCK OPTIONS (continued)

There were no options or warrants issued to non-employees for services during 2003.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Global leases its corporate office, an expansion office, seven retail locations and one automobile under operating lease agreements which expire in the years 2003-2006.

Minimum future rental and lease commitments are as follows:

              JUNE 30            AMOUNT
              -------          -----------
               2004            $   295,441
               2005                298,796
               2006                244,715
                               -----------

    Total Future Commitments   $   838,952
                               ===========


Total rent expense was $279,238 and $226,063 in 2003 and 2002, respectively.

Litigation Proceeding
---------------------
The company is a party to the following legal proceeding:

A suit was filed against the Company during fiscal 2003 in the Superior Court, State of California for the County of Contra Costa for a refund of the franchise fee paid by the plaintiff. In the opinion of management, this litigation will not have an adverse effect on the Company's financial condition.

NOTE 10 - MAJOR CUSTOMERS AND VENDORS

Federal Express accounted for approximately 19% and 24% of revenues during 2003 and 2002, respectively, and United Parcel Services accounted for approximately 9% and 16% of revenues during 2003 and 2002, respectively. This revenue is included in loss from discontinuing operations.

                         GLOBAL BUSINESS SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 11 - RELATED PARTY TRANSACTIONS

Notes payable-related parties consists of unsecured advances made to the Company for working capital purposes and accrued interest thereon. These advances totaling $771,051 were made by companies that are owned 100% by the chief executive officer of the Company. Interest is being charged at the rate of 12% per annum. The advances are not expected to be repaid during fiscal 2004 for there are no specific repayment terms.

NOTE 12 - DISCONTINUED OPERATIONS

During fiscal 2003 the Company adopted a formal plan to discontinue both the art and the direct ownership of corporate retail stores. Management plans to discontinue and dispose of the stores during fiscal 2004. The business activity of the corporate retail stores is summarized in the balance sheet as assets of discontinued operations and as liabilities of discontinued operations and in the statement of operations as net loss from discontinued operations. The financial statements for the year ended June 30, 2002 have been reclassified to reflect the discontinued operations.

Following are the assets and liabilities as of June 30, 2003 and the statements of operations for the years ended June 30, 2003 and 2002 for the discontinued operations of Global Business Services, Inc.

                         GLOBAL BUSINESS SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

NOTE 12 - DISCONTINUED OPERATIONS (continued)
                                                  2003         2002
                                               ----------   ----------
ASSETS
    Current assets:
         Accounts receivable                   $    4,385
         Inventory                                  7,342
                                               ----------
              Total current assets                 11,727

    Property and equipment, net                    36,996
    Deposits                                        4,564
                                               ----------
Total Assets                                   $  53,287
                                               ==========
LIABILITIES
    Current liabilities:
        Bank overdraft                         $    8,959
        Accounts payable                          140,808
        Accrued expenses                            2,068
                                               ----------
Total liabilities                              $  151,835
                                               ==========
STATEMENT OF OPERATIONS
    Net sales                                  $1,741,521   $1,788,508
    Cost of sales                               1,148,925    1,093,264
                                               ----------   ----------

    Gross profit                                  592,596      695,244
                                               ----------   ----------

Combined net liabilities of discontinued
 operations                                    $   98,548
                                               ==========

Operating expenses:
    Selling                                           400          300
    General & administrative                      850,713      831,136
    Depreciation                                   85,688       96,024
    Impairment loss                               566,684      711,000
                                               ----------   ----------
         Total operating expenses               1,503,485    1,638,460

Loss before other income and (expense)           (910,889)    (943,216)

Other income (expense):
    Interest Income                                     -          128
    Interest expense                                    -         (782)
                                               ----------   ----------

Loss before income tax provision                 (910,889)    (943,870)
Income tax provision                                    -          -
                                               ----------   ----------
Net loss                                       $ (910,889)  $ (943,870)
                                               ==========   ==========

                         GLOBAL BUSINESS SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 12 - DISCONTINUED OPERATIONS (continued)

The statement of operations includes an impairment charge of $566,684 for the year ended June 30, 2003 relating to the write-off of goodwill and $711,000 for the year ended June 30, 2002 relating to the write-off of art.