Form 10QSB
period 2003-09-30
GLOBAL BUSINESS SERVICES INC
filed 2003-11-19
CIK 1082431

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

                For the quarterly period ended     September 30, 2003
                                               ---------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,209,672 shares of common stock, par value $.01 per share as of September 30, 2003.

  Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                                TABLE OF CONTENTS

                                                                          PAGE


PART I - FINANCIAL INFORMATION............................................ 3

Item 1.  Financial Statements (Unaudited)................................. 3

     Consolidated Balance Sheet as of September 30, 2003 ................. 3-4

     Consolidated Statement of Operations
       Three Months Ended September 30, 2003 and 2002 .................... 5

     Consolidated Statement of Stockholders' Deficit
       Three Months Ended September 30, 2003 ............................. 6

     Consolidated Statement of Cash Flows
       Three Months Ended September 30, 2003 and 2002 .................... 7

     Notes to  Financial Statements ...................................... 8

Item 2.  Management's Discussion and Analysis or Plan of Operation........ 9

Item 3.  Controls and Procedures ........................................ 11

PART II - OTHER INFORMATION.............................................. 12

Item 1.  Legal Proceedings............................................... 12

Item 2.  Changes in Securities and Use of Proceeds....................... 12

Item 3.  Defaults Upon Senior Securities................................. 12

Item 4.  Submission of Matters to a Vote of Securities Holders........... 12

Item 5.  Other Information............................................... 12

Item 6.  Exhibits and Reports on Form 8-K................................ 12
            Certifications
Signatures .............................................................. 13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         GLOBAL BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

                                     ASSETS
     Current Assets
        Cash                                                          $ 8,098
        Accounts receivable, net                                       19,279
        Notes receivable                                               48,360
                                                                  -----------

               Total Current Assets                                    75,737
                                                                  -----------
     Property and equipment, net of accumulated
        depreciation of $ 35,426                                       75,118
     Other Assets
       Goodwill, net of accumulated amortization
        of $ 62,500                                                   437,500
       Notes receivable                                               701,135
       Deposits                                                        13,784
                                                                  -----------

            Total Other Assets                                      1,152,419
                                                                  -----------

            Total Assets                                          $ 1,303,274
                                                                  ===========



See accompanying notes to these consolidated financial statements.

                         GLOBAL BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET, Continued
                               September 30, 2003
                                   (Unaudited)


                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

     Current Liabilities
        Bank overdraft                                               $ 36,046
        Convertible notes payable, current portion                    394,500
        Accounts payable                                              281,536
        Accrued expenses                                              120,483
        Deferred franchise fee revenue                                326,200
        Current maturities of capital lease obligations                 6,887
                                                                  -----------

           Total Current Liabilities                                1,165,652
                                                                  -----------

     Convertible notes payable, net of current portion                706,500
     Notes payable - related parties                                  801,777
     Capital lease obligations, net of current portion                 34,231
     Net liabilities of discontinued operations                        31,765
                                                                  -----------

           Total Liabilities                                        2,739,925
                                                                  -----------

     Stockholder's Equity (Deficit)
        Convertible preferred stock, $.01 par value, Class A
            4,500,000 shares authorized, 4,298,406 issued
            and  outstanding                                           42,984
        Convertible preferred stock, $.01 par value, Class B
            4,500,000 shares authorized, 4,298,406 issued
            and  outstanding                                           42,984
        Common stock, $.01 par value, 50,000,000
            shares authorized, 23,209,672 shares issued
            and  outstanding                                          232,096
        Paid in capital                                            12,813,200
        Accumulated deficit                                       (14,567,915)
                                                                  -----------

           Total Stockholders' Deficit                             (1,436,651)
                                                                  -----------

           Total Liabilities and Stockholders' Equity (Deficit)   $ 1,303,274
                                                                  ===========


See accompanying notes to these consolidated financial statements.

                         GLOBAL BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                        2003            2002
                                                    ----------      ----------
                                                    (Unaudited)     (Unaudited)

Revenues:
    Sales of franchises                             $  632,368      $   74,000
    Franchise royalties earned                          35,215          25,233
                                                    ----------      ----------

            Total Revenues                             667,583          99,233
                                                    ----------      ----------

Operating Expenses:
   Cost of goods sold                                   46,675               -
   General & administrative expense                    392,016         527,148
   Selling expense                                       2,600               -
   Depreciation and amortization                         9,147           1,507
                                                    ----------      ----------

            Total Operating Expenses                   450,438         528,655
                                                    ----------      ----------

            Operating Income (loss)                    217,145        (429,422)

Other income (expense):
    Interest income                                      8,950             142
    Interest expense                                   (52,380)        (31,818)
                                                    ----------      ----------

             Total Other Income (Expense)              (43,430)        (31,676)
                                                    ----------      ----------

Net Income (Loss) From Continuing Operations           173,715        (461,098)

Discontinued Operations
    Income (Loss) from discontinued operations          19,715         (82,964)
                                                    ----------      ----------

Net Income (Loss)                                   $  193,430      $ (544,062)
                                                    ==========      ==========
Basic and diluted income (loss) per share                $0.01          ($0.05)

Weighted average shares outstanding                 18,608,017      10,600,552


See accompanying summary of accounting policies and notes to financial statements.

                               GLOBAL BUSINESS SERVICES, INC.
                       CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                        For the Three Months Ended September 30, 2003


                                   Preferred Stock    Preferred Stock
                                      Class A           Class B              Common Stock       Paid in    Accumulated
                                   Shares   Amount  Shares     Amount      Shares     Amount    Capital      Deficit       Totals
                                 --------- -------  ---------  -------  ---------- --------  ----------- ------------  -----------

 Balances, June 30, 2003          4,298,406 $42,984  4,298,406  $42,984  18,092,947 $180,929  $12,659,544 $(14,761,345) $(1,834,904)

    Shares issued for:
     Cash                                                                 3,865,000   38,650       86,358                   125,008
     Services                                                             1,251,725   12,517       67,298                    79,816

  Net Income                                                                                                   193,430      193,430
                                  --------- -------  ---------  -------  ---------- --------  ----------- ------------  -----------
  Balances, September 30, 2003,
      (Unaudited)                 4,298,406 $42,984  4,298,406  $42,984  23,209,672 $232,096  $12,813,200 $(14,567,915) $(1,436,651)
                                  ========= =======  =========  =======  ========== ========  =========== ============  ===========






See accompanying notes to these financial statements.

                           GLOBAL BUSINESS SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                            2003         2002
                                                        ----------   ----------
                                                        (Unaudited)  (Unaudited)

Cash Flows From Operating Activities
Net Income (Loss)                                       $ 193,430    $ (544,062)
Less: Income (Loss)  from discontinued operations         (19,715)       82,964
                                                        ----------   ----------
Income (Loss) from continuing operations                  173,715      (461,098)
Adjustments to reconcile net loss from continuing
 operations to net cash used in operating activities
   Depreciation and amortization                            9,147        32,355
   Expenses paid through the issuance of common stock      79,816       104,668
Changes in operating assets and liabilities:
 (Increase) Decrease in
   Accounts receivable                                     25,909        (3,424)
   Prepaid expenses                                             -       (47,145)
   Other assets                                              (537)            -
 Increase (Decrease) in
   Bank overdraft                                          35,595
   Accounts payable                                       (24,543)      (37,546)
   Accrued expense                                        (15,349)       22,973
   Deferred liabilities                                   108,400        20,500
                                                        ----------   ----------
        Net cash provided by (used)
        in operating activities                           392,153      (368,717)
                                                        ----------   ----------

Cash Flows From Investing Activities
   Purchases of property and equipment                     (3,060)      (22,425)
   Proceeds from assets held for sale                           -             -
                                                        ----------   ----------

        Net cash used in investing activities              (3,060)      (22,425)
                                                        ----------   ----------
Cash Flows From Financing Activities
   Issuance of notes receivable                          (520,207)            -
   Proceeds from note payable                                   -       216,726
   Proceeds from sales of stock, net of costs             125,008       130,897
                                                        ----------   ----------
        Net cash provided by (used) in financing
         activities                                      (395,199)      347,623
                                                        ----------   ----------

Net Decrease in Cash and Cash Equivalents                  (6,106)      (43,519)
Cash and Cash Equivalents, beginning of period             14,204         8,607
                                                        ----------   ----------

Cash and Cash equivalents, end of period                $   8,098    $  (34,912)
                                                        ==========   ==========

See accompanying notes to these financial statements.

                         GLOBAL BUSINESS SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Global Business Services, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Global's 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the 2003 audited financial statements, as reported in the 10-KSB, have been omitted.

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

We have an accumulated deficit of approximately $14,568,000 and stockholders' deficit of $1,437,000 as of September 30, 2003.

We expect operating losses and negative operating cash flows to continue for at least the next few months. We anticipate losses to continue because we expect to incur additional costs and expenses related to marketing and other promotional activities; hiring of management, sales and other personnel; potential acquisitions of related businesses; and expansion of franchise sales activities.

LIQUIDITY AND CAPITAL RESOURCES.

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan arrangements. At September 30, 2003, we had negative working capital of approximately $1,060,000; however, current liabilities include approximately $326,200 in deferred revenues; and $395,000 in convertible notes that matured between April and September 2003.

During the 3 months ended September, 2003, we issued 3,865,000 shares of common stock for $125,008.

We issued 1,251,725 shares for services rendered. Of these, 953,475 shares (valued at $63,816) were issued to one of our officers and director; and 316,250 shares (valued at $16,000) were issued for consulting services to non-employees.

Although we experienced considerable growth in revenues for the three months ended September 30, 2003 compared to the prior year, this may not be indicative of future operating results. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out single and multi-unit postal franchisors for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.

At September 30, 2003, we employed 14 full time and 13 part time employees, and 3 full time independent contractors.


RECENT EVENTS

In February 2003, we hired Michael Handelman to be our Chief Financial Officer.

During fiscal 2003 the Company adopted a formal plan to discontinue both the art and the direct ownership of corporate retail stores and to continue operations as a franchiser. Management is in the process of disposing of the stores during fiscal 2004.


RESULTS OF OPERATIONS - PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Total revenues increased 568,350 or 573 % from 2003 to 2002. Sale of franchise revenue increased $558,368 or 755% and franchise royalties increased $9,982 or 40%.

Additional franchise revenues of $326,200 and $209,500 in each of 2003 and 2002 have been collected, but deferred until the particular franchise stores start operations.

Selling expenses increased $2,600, reflecting significantly greater franchise sales commissions.

General and administrative expenses decreased by $135,132 or 26%. As a result of decreased overhead expenses including reduced payroll costs, as well as reduced investor relations, investment banking fees, consulting costs and professional fees.

Depreciation and amortization increased $7,640 or 507% as a result of discontinuing operations.

Net interest expense increased by $20,562 or 66%. The increase is due mainly to additional issued convertible debentures.


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

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional, undetermined fee. The initial fee is $18,900 and is payable at signing. Royalty and other fee payments are due monthly. There are no minimum sales requirements. There is no right of refund. As of September 30, 2003, there were 38 operating franchises open, another 18 franchises paid for in advance, waiting to be opened.


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

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         The company is a party to the following legal proceeding:

A suit was filed against the Company during fiscal 2003 in the Superior Court, State of California for the County of Contra Costa for a refund of the franchise fee paid by the plaintiff. In the opinion of management, this litigation will not have an adverse effect on the Company's financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between July 1 and September 30, 2003 we issued an aggregate of 1,251,725 shares for services rendered. Of these, 953,475 shares (valued at $63,816) were issued to one of our officer and director; and 316,250 shares (valued at $16,000) were issued for consulting services. During the same period an additional 3,865,000 shares of common stock were sold for cash to thirty persons, all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended. The exemption from registration afforded by Section 3(b) and/or Section 4(2) under the Act is claimed with respect to all of the aforementioned transactions.

         There were no underwriting discounts or commissions paid with respect to the cash sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.  OTHER INFORMATION         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K         None.

(a) EXHIBITS

         31.1(a)        Certification of Chief Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

         31.1(b)        Certification of Chief Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

         32.1(a)        Certification of Chief Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

         32.1(b)        Certification of Chief Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2003


                                    GLOBAL BUSINESS SERVICES, INC.


                                    By:  /s/ Stephen M. Thompson
                                       --------------------------------
                                         Chief Executive Officer
                                        (Principal Executive Officer)

                                    By:  /s/ Michael D. Handelman
                                        --------------------------------
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)