Form 10QSB
period 2003-12-31
GLOBAL BUSINESS SERVICES INC
filed 2004-02-17
CIK 1082431

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

                For the quarterly period ended     December 31, 2003
                                               ---------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,904,789 shares of common stock, par value $.01 per share as of December 31, 2003.

  Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                                TABLE OF CONTENTS

                                                                          PAGE


PART I - FINANCIAL INFORMATION............................................ 3

Item 1.  Financial Statements (Unaudited)................................. 3

    Consolidated Balance Sheet as of December 31, 2003 ................. 3-4

    Consolidated Statement of Operations
       Six and Three Months Ended December 31, 2003 and 2002 ............. 5

    Consolidated Statement of Stockholders' Deficit
       Six and Three Months Ended December 31, 2003 and 2002.............. 6

     Consolidated Statement of Cash Flows
       Six Months Ended December 31, 2003 and 2002  ...................... 7

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements



                         GLOBAL BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2003
                                  (Unaudited)

               ASSETS
     Current Assets
       Cash                                                      $   159,897
        Accounts receivable, net                                      20,980
        Notes receivable                                             347,591
                                                                 -----------
               Total Current Assets                                  528,468
                                                                 -----------

     Property and equipment, net of accumulated
        depreciation of $ 44,576                                      65,969
     Other Assets
       Goodwill, net of accumulated amortization
        of $ 62,500                                                  437,500
       Notes receivable                                              745,062
       Deposits                                                       13,784
                                                                 -----------

               Total Other Assets                                  1,196,346
                                                                 -----------

               Total Assets                                      $ 1,790,783
                                                                 ===========


See accompanying notes to these consolidated financial statements

                         GLOBAL BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET (Continued)
                               December 31, 2003
                                  (Unaudited)


               LIABILITIES AND STOCKHOLDER'S (DEFICIT)
     Current Liabilities
        Convertible notes payable, current portion               $   394,500
        Accounts payable                                             354,030
        Accrued expenses                                             141,907
        Deferred franchise fee revenue                               226,800
        Current maturities of capital lease obligations                6,126
                                                                 -----------

               Total Current Liabilities                           1,123,363
                                                                 -----------
     Convertible notes payable, net of current portion               706,500
     Notes payable - related parties                                 827,216
     Capital lease obligations, net of curent portion                 36,868
     Net liabilities of discontinued operations                      207,979
                                                                 -----------

               Total Liabilities                                   2,901,926
                                                                 -----------
     Commitments

     Stockholder's (Deficit)
        Convertible preferred stock, $.01 par value, Class A
            4,600,000 shares authorized, 4,525,906 issued
            and  outstanding                                          45,259
        Convertible preferred stock, $.01 par value, Class B
            4,600,000 shares authorized, 4,525,906 issued
            and  outstanding                                          45,259
        Common stock, $.01 par value, 50,000,000
            shares authorized, 31,904,789 shares issued
            and  outstanding                                         319,047
        Paid in capital                                           13,027,784
        Accumulated deficit                                      (14,548,492)
                                                                 -----------

               Total Stockholders' (Deficit)                      (1,111,143)
                                                                 -----------

               Total Liabilities and Stockholders' (Deficit)     $ 1,790,783
                                                                 ===========

See accompanying notes to these consolidated financial statements

                         GLOBAL BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                  (Unaudited)


                                               For the six months ended      For the three months ended
                                                  2003            2002           2003          2002
                                               ----------    -----------      ----------    -----------
Revenues:
    Sales of franchises                        $1,148,938    $   358,325      $  516,570    $   284,325
    Franchise royalties earned                     76,091        103,104          40,876         77,871
                                               ----------    -----------      ----------    -----------

          Total Revenues                        1,225,029        461,429         557,446        362,196
                                               ----------    -----------      ----------    -----------
Operating Expenses:
   Cost of goods sold                              46,675              0               0              0
   Selling, general & administrative              820,726      2,001,428         426,110      1,474,280
   Depreciation and amortization                   18,296         15,290           9,149         13,783
                                               ----------    -----------      ----------    -----------

          Total Operating Expenses                885,697      2,016,718         435,259      1,488,063
                                               ----------    -----------      ----------    -----------

          Operating Income (Loss)                 339,332     (1,555,289)        122,187     (1,125,867)

Other income and (expense):
    Other income                                    8,252         21,722            (698)        21,580
    Interest expense                             (104,697)       (97,067)        (52,317)       (65,249)
                                               ----------    -----------      ----------    -----------
           Total Other Income and (Expense)       (96,445)       (75,345)        (53,015)       (43,669)
                                               ----------    -----------      ----------    -----------

Net Income (Loss) From Continuing Operations      242,887     (1,630,634)         69,172     (1,169,536)

Discontinued Operations
    Loss from discontinued operations              30,034        101,104          49,749         18,150
                                               ----------    -----------      ----------    -----------

Net Income (Loss)                              $  212,853    $(1,731,738)     $   19,423    $(1,187,686)
                                               ==========    ===========      ==========    ===========

Basic and diluted loss per share
  Continuing operations                        $    0.012    $    (0.144)     $    0.003    $    (0.098)
  Discontinued operations                      $   (0.001)    $   (0.009)     $   (0.002)   $    (0.002)

Weighted average shares outstanding            20,503,731     11,292,034      20,503,731     11,966,100





See accompanying summary of accounting policies and notes to financial statements.


                         GLOBAL BUSINESS SERVICES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT)
                       SIX MONTHS ENDED DECEMBER 31, 2003

                                   Preferred Stock    Preferred Stock
                                      Class A           Class B              Common Stock       Paid in    Accumulated
                                   Shares   Amount   Shares     Amount    Shares     Amount    Capital      Deficit       Totals
                                  --------- -------  ---------  -------  ---------- --------  ----------- ------------  -----------

 Balances, June 30, 2003          4,298,406 $42,984  4,298,406  $42,984  18,092,947 $180,929  $12,659,544 $(14,761,345) $(1,834,904)

    Shares issued for:
     Cash                                                                 3,865,000   38,650       86,358                   125,008
     Services                                                             1,251,725   12,517       67,298                    79,815

  Net Income                                                                                                   193,430      193,430
                                  --------- -------  ---------  -------  ---------- --------  ----------- ------------  -----------
  Balances, September 30, 2003,   4,298,406 $42,984  4,298,406  $42,984  23,209,672 $232,096  $12,813,200 $(14,567,915) $(1,436,651)

    Shares issued for:
        Cash                        227,500  $2,275    227,500   $2,275   6,657,871  $66,579     $145,438                  $216,567
        Services                                                          2,037,246  $20,372      $69,146                   $89,518
        Net Income                                                                                             $19,423      $19,423
                                  --------- -------  ---------  -------  ---------- --------  ----------- ------------  -----------
  Balances, December 31, 2003
     (Unaudited)                  4,525,906 $45,259  4,525,906  $45,259  31,904,789 $319,047  $13,027,784 ($14,548,492) ($1,111,143)
                                  ========= =======  =========  =======  ========== ========  =========== ============  ===========



See accompanying summary of accounting policies and notes to financial statements.
                                        6

                         GLOBAL BUSINESS SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                  (Unaudited)

                                                          2003         2002
                                                       ---------    -----------
Cash Flows From Operating Activities
Net Income (loss)                                      $ 212,853    $(1,731,738)
Adjustments to reconcile net loss from continuing
 operations to net cash used in operating activities
   Depreciation and amortization                          18,297         15,290
   Expenses paid through the issuance of common stock     89,518        705,963
Changes in operating assets and liabilities
   Accounts receivable                                    24,208         (3,883)
   Prepaid expenses                                                     (30,208)
   Other assets                                             (537)
   Accounts payable                                      205,540         20,651
   Accrued expense                                         6,075         73,358
   Deferred liabilities                                    9,000        (91,800)
                                                       ---------    -----------
        Net cash provided by (used)
        in operating activities                          564,954     (1,042,367)

Cash Flows From Investing Activities
   Purchases of property and equipment                    (3,061)       (66,131)
                                                       ---------    -----------

        Net cash used in investing activities             (3,061)       (66,131)

Cash Flows From Financing Activities
   Issuance of notes receivable                         (893,756)             -
   Proceeds from note payable                             56,165        824,708
   Proceeds from sales of stock, net of costs            421,391        422,656
                                                       ---------    -----------
        Net cash provided by (used in)
        financing activities                            (416,200)     1,247,364

Net Increase In Cash And Cash Equivalents                145,693        138,866
Cash and Cash Equivalents, beginning of period            14,204          8,607
                                                       ---------    -----------
Cash and Cash Equivalents, end of period               $ 159,897    $   147,473
                                                       =========    ===========
Supplemental Disclosure of Cash Flow Information

   Interest paid                                       $       -    $    87,079
                                                       =========    ===========

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

NOTE 2. INCOME TAX PROVISION

At December 31, 2003, the Company has net loss carryforward totaling approximately $7,100,000 that may be offset against future taxable income through 2022. No tax benefit has been reported in the December 31, 2003 financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the $2,400,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision.

Statement of Operations
                                             Six Months Ended             Three Months Ended
                                          December 31   December 31    December 31  December 31
                                            2003            2002         2003          2002
                                          -----------   -----------    ----------   -----------
Federal Income tax provision                 58,293           0            2,850           0
State Income tax provision                   20,433           0              800           0
                                          -----------   -----------    ----------   -----------
      Total Provision for income taxes       78,726           0            3,650           0

Utilization of Net Operating Loss           (78,726)         (0)          (3,650)         (0)
                                          -----------   -----------    ----------   -----------
Provision for income tax                  $       0     $     0        $       0     $     0

Balance sheet

Tax asset from Net Operating Loss Carryforward              $ 2,400,000
Valuation Allowance                                          (2,400,000)
                                                            -----------
    Net tax asset                                           $         0

NOTE 3. EARNINGS PER SHARE

At December 31, 2003 and 2002, the Company had 4,525,906 shares of class A and 4,525,906 shares of class B and 3,472,366 shares of class A and 3,472,366 shares of class B, respectively of convertible preferred stock outstanding. Such stock is convertible at the Company's option and has not been included in the computation of diluted shares outstanding.

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

We have an accumulated deficit of approximately $14,549,000 and stockholders' deficit of $1,111,000 as of December 31, 2003.

We expect negative operating cash flows to continue for at least the next few months. We anticipate losses to continue because we expect to incur additional costs and expenses related to marketing and other promotional activities; potential acquisitions of related businesses; and expansion of franchise sales activities.

LIQUIDITY AND CAPITAL RESOURCES.

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan arrangements. At December 31, 2003, we had negative working capital of approximately $595,000; however, current liabilities include approximately $226,800 in deferred revenues; and $395,000 in convertible notes that matured between April and September 2003.

During the 6 months ended December 2003, we issued 10,522,871 shares of common stock for $341,575.

We issued 3,288,971 shares for services rendered. Of these, 1,155,117 shares (valued at $98,806) were issued to one of our officers and director; 675,000 shares issued to employees (valued at $22,500) and 1,458,854 shares (valued at $48,027) were issued for consulting services to non-employees.

Although we experienced considerable growth in revenues for the three months ended December, 2003 compared to the prior year, this may not be indicative of future operating results. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out single and multi-unit postal franchisors for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.

At December, 2003, we employed 7 full time and 1 part time employees, and 3 full time independent contractors.


RECENT EVENTS


During fiscal 2003 the Company adopted a formal plan to discontinue both the art and the direct ownership of corporate retail stores and to continue operations as a franchiser. Management has completed the process of disposing of the stores during fiscal 2004.


RESULTS OF OPERATIONS - PERIODS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Total revenues increased 763,600 or 165 % from 2002 to 2003. Sale of franchise revenue increased $790,613 or 221% and franchise royalties decreased $27,013 or 26%.

Additional franchise revenues of $226,800 and $97,000 in each of 2003 and 2002 have been collected, but deferred until the particular franchise stores start operations.


Selling, General and administrative expenses decreased by $1,180,702 or 59%. As a result of decreased overhead expenses including reduced payroll costs, as well as reduced investor relations, investment banking fees, consulting costs and professional fees.

Depreciation and amortization increased $3,006 or 20%.

Interest expense increased by $7,630 or 8%. The increase is due mainly to additional issued convertible debentures.


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

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional, undetermined fee. The initial fee is $18,900 and is payable at signing. Royalty and other fee payments are due monthly. There are no minimum sales requirements. There is no right of refund. As of December 31, 2003, there were 46 operating franchises open, another 12 franchises paid for in advance, waiting to be opened.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     We issued 3,288,971 shares for services rendered. Of these, 1,155,117 shares (valued at $98,806) were issued to one of our officers and director; 675,000 shares issued to employees (valued at $22,500) and 1,458,854 shares (valued at $48,027) were issued for consulting services to non-employees.

     During the same period an additional 10,522,871 shares of common stock were sold for cash of $341,575 to approx. seventy persons, all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended. The exemption from registration afforded by Section 3(b) and/or Section 4(2) under the Act is claimed with respect to all of the aforementioned transactions.

     There were no underwriting discounts or commissions paid with respect to the cash sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of security holders during the second quarter for the period ended December 31, 2003.

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

Date:  February 17, 2003


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