Form 10QSB
period 2004-03-31
GLOBAL BUSINESS SERVICES INC
filed 2004-05-24
CIK 1082431

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     March 31, 2004
                                               ---------------------

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from               to
                               ------------       ----------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,059,871 shares of common stock, par value $.01 per share as of March 31, 2004.

  Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                                TABLE OF CONTENTS

                                                                          PAGE


PART I - FINANCIAL INFORMATION............................................ 3

Item 1.  Financial Statements (Unaudited)................................. 3

    Consolidated Balance Sheet as of March 31, 2004 .................    3-4

    Consolidated Statement of Operations
       Nine and Three Months Ended March 31, 2004 and 2003 .............   5

    Consolidated Statement of Stockholders' Deficit
       Nine and Three Months Ended March 31, 2004 and 2003..............  6

     Consolidated Statement of Cash Flows
       Nine Months Ended March 31, 2004 and 2003             ............  7

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

Item 4.  Submission of Matters to a Vote of Securities Holders........... 12

Item 5.  Other Information............................................... 12

Item 6.  Exhibits and Reports on Form 8-K................................ 12
            Certifications

Signatures .............................................................. 13

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements



                         GLOBAL BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                  (Unaudited)

                ASSETS
 Current Assets
    Cash                                                        $         7,026
    Accounts receivable, net                                             22,843
    Notes receivable                                                    274,946
                                                                ---------------
                Total Current Assets                                    304,815
                                                                ---------------

 Property and equipment, net of accumulated
    depreciation of $ 55,664                                             56,820
 Other Assets
   Goodwill                                                             437,500
   Notes receivable                                                     805,421
   Deposits                                                              13,784
                                                                ---------------

                Total Other Assets                                    1,256,705
                                                                ---------------

                Total Assets                                   $      1,618,340
                                                                ===============


       See accompanying notes to these consolidated financial statements

                         GLOBAL BUSINESS SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET (Continued)
                                 March 31, 2004
                                  (Unaudited)


                LIABILITIES AND STOCKHOLDER'S (DEFICIT)
 Current Liabilities
    Convertible notes payable, current portion                  $       394,500
    Accounts payable                                                    333,268
    Accrued expenses                                                     37,670
    Deferred franchise fee revenue                                      207,900
    Current maturities of capital lease obligations                       6,126
                                                                ---------------

                Total Current Liabilities                               979,464
                                                                ---------------

 Convertible notes payable, net of current portion                      706,500
 Notes payable - related parties                                        791,338
 Capital lease obligations, net of curent portion                        36,868
 Net liabilities of discontinued operations                             245,758
                                                                ---------------

                Total Liabilities                                     2,759,928
                                                                ---------------

 Commitments

 Stockholder's (Deficit)
    Convertible preferred stock, $.01 par value,
     Class A 4,600,000 shares
        authorized, 4,525,906 issued
        and  outstanding                                                 45,259
    Convertible preferred stock, $.01 par value, Class B
        4,600,000 shares authorized, 4,525,906 issued
        and  outstanding                                                 45,259
    Common stock, $.01 par value, 50,000,000
        shares authorized, 36,059,871 shares issued
        and  outstanding                                                360,599
    Paid in capital                                                  13,174,039
    Accumulated deficit                                             (14,766,744)
                                                                ---------------

                Total Stockholders' (Deficit)                        (1,141,588)
                                                                ---------------

                Total Liabilities and Stockholders' (Deficit)   $     1,618,340
                                                                ===============


      See accompanying notes to these consolidated financial statements



                         GLOBAL BUSINESS SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (Unaudited)

                                               For the nine months ended      For the three months ended
                                                  2004            2003           2004          2003
                                               ----------    -----------      ----------    -----------
Revenues:
    Sales of franchises                        $2,121,649    $   335,220      $  972,711    $   18,900
    Franchise royalties earned                    141,198         80,167          65,107        34,694
                                               ----------    -----------      ----------    ----------

               Total Revenues                   2,262,847        415,387       1,037,818        53,594
                                               ----------    -----------      ----------    ----------

Operating Expenses:
   Cost of goods sold                             834,695              0         788,020             0
   Selling, general & administrative            1,190,978      2,440,914         370,252       439,486
   Depreciation and amortization                   27,446         23,510           9,150         3,231
                                               ----------    -----------      ----------    ----------
               Total Operating Expenses         2,053,119      2,464,424       1,167,422       442,717
                                               ----------    -----------      ----------    ----------

               Operating Income (Loss)            209,728     (2,049,037)       (129,604)     (389,123)


Other income and (expense):
    Other income                                    8,957         21,496             705          (226)
    Interest expense                             (155,942)      (119,865)        (51,245)      (17,202)
                                               ----------    -----------      ----------    ----------

              Total Other Income and (Expense)   (146,985)       (98,369)        (50,540)      (17,428)
                                               ----------    -----------      ----------    ----------

Net Income (Loss) From Continuing Operations       62,743     (2,147,406)       (180,144)     (406,551)

Discontinued Operations
    Loss from discontinued operations              68,142        218,888          38,108        54,774
                                               ----------    -----------      ----------    ----------

Net Income (Loss)                              $   (5,399)   $(2,366,294)     $ (218,252)   $ (461,325)
                                               ==========    ===========      ==========    ==========
Basic and diluted loss per share
Continuing operations                             $ 0.003        ($0.173)        ($0.007)      ($0.028)
Discontinued operations                           ($0.003)       ($0.019)        ($0.002)      ($0.004)

Weighted average shares outstanding            24,482,660     12,419,628      24,482,660     14,298,980


See accompanying summary of accounting policies and notes to financial statements.

                         GLOBAL BUSINESS SERVICES, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT)
                        NINE MONTHS ENDED MARCH 31, 2004

                                   Preferred Stock    Preferred Stock
                                      Class A           Class B              Common Stock       Paid in    Accumulated
                                   Shares   Amount   Shares     Amount    Shares     Amount    Capital      Deficit       Totals
                                  --------- -------  ---------  -------  ---------- --------  ----------- ------------  -----------

 Balances, June 30, 2003          4,298,406 $42,984  4,298,406  $42,984  18,092,947 $180,929  $12,659,544 $(14,761,345) $(1,834,904)

    Shares issued for:
     Cash                                                                 3,865,000   38,650       86,358                   125,008
     Services                                                             1,251,725   12,517       67,298                    79,815

  Net Income                                                                                                   193,430      193,430
                                  --------- -------  ---------  -------  ---------- --------  ----------- ------------  -----------
  Balances, September 30, 2003    4,298,406 $42,984  4,298,406  $42,984  23,209,672 $232,096  $12,813,200 $(14,567,915) $(1,436,651)

    Shares issued for:
        Cash                        227,500  $2,275    227,500   $2,275   6,657,871  $66,579     $145,438                  $216,567
        Services                                                          2,037,246  $20,372      $69,146                   $89,518
        Net Income                                                                                             $19,423      $19,423
                                  --------- -------  ---------  -------  ---------- --------  ----------- ------------  -----------
  Balances, December 31, 2003
     (Unaudited)                  4,525,906 $45,259  4,525,906  $45,259  31,904,789 $319,047  $13,027,784 ($14,548,492) ($1,111,143)


 Shares issued for:
     Cash                                                                 3,454,318  $34,544     $118,225                  $152,769
     Services                                                               700,764   $7,008      $28,030                   $35,038
     Net Income                                                                                              ($218,252)   ($218,252)
                                  --------- -------  ---------  -------  ---------- --------  ----------- ------------  -----------
 Balances, March 31, 2004
     (Unaudited)                  4,525,906 $45,259  4,525,906  $45,259  36,059,871 $360,599  $13,174,039 ($14,766,744) ($1,141,588)
                                  ========= =======  =========  =======  ========== ========  ===========  ===========   ==========




       See accompanying notes to these consolidated financial statements

                         GLOBAL BUSINESS SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (Unaudited)

                                                          2004         2003
                                                       ---------    -----------

Cash Flows From Operating Activities
Net Income (loss)                                      $  (5,399)   $(2,366,294)
Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities
   Depreciation and amortization                          27,446         86,442
   Expenses paid through the issuance of common stock    204,371        687,316
Changes in operating assets and liabilities
   Accounts receivable                                    22,345         (4,090)
   Prepaid expenses                                            -        104,133
   Other assets                                             (537)         3,098
   Accounts payable                                       75,347         84,904
   Accrued expense                                       (98,162)        48,249
   Deferred liabilities                                   (9,900)       (80,500)
                                                       ---------    -----------

     Net cash provided by (used) in
      operating activities                               215,511     (1,436,742)

Cash Flows From Investing Activities
   Purchases of property and equipment                    (3,061)      (108,066)
                                                       ---------    -----------
     Net cash used in investing activities                (3,061)      (108,066)

Cash Flows From Financing Activities
   Issuance of notes receivable                         (881,469)       (44,354)
   Proceeds from note payable                            167,497      1,054,143
   Proceeds from sales of stock, net of costs            494,344        548,461
                                                       ---------    -----------
     Net cash provided by (used) in financing
      activities                                        (219,628)     1,558,250

Net Increase In Cash And Cash Equivalents                 (7,178)        13,442
Cash and Cash Equivalents, beginning of period            14,204          8,607
                                                       ---------    -----------
Cash and Cash Equivalents, end of period               $   7,026    $    22,049
                                                       =========    ===========
Supplemental Disclosure of Cash Flow Information

   Interest paid                                       $       -    $    22,049
                                                       =========    ===========

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

NOTE 2. INCOME TAX PROVISION

At December 31, 2003, the Company has net loss carryforward totaling approximately $7,100,000 that may be offset against future taxable income through 2022. No tax benefit has been reported in the March 31, 2004 financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the $2,400,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision.

Statement of Operations
                                             Nine Months Ended           Three Months Ended
                                           March 31        March 31     March 31     March 31
                                             2004            2003         2004         2003
                                          -----------   -----------    ----------   ---------
Federal Income tax provision                 0           0               0           0
State Income tax provision                   0           0               0           0
                                          -----------   -----------    ----------   ---------
      Total Provision for income taxes       0           0               0           0
Utilization of Net Operating Loss           (0)         (0)             (0)         (0)
                                          -----------   -----------    ----------   ---------
Provision for income tax                  $  0          $0              $0          $0

Balance sheet

Tax asset from Net Operating Loss Carryforward              $ 2,400,000
Valuation Allowance                                          (2,400,000)
                                                            -----------
    Net tax asset                                           $         0

NOTE 3. EARNINGS PER SHARE

At March 31, 2004, the Company had 4,525,906 shares of class A and
4,525,906 shares of class B, respectively of convertible preferred stock outstanding. Such stock is convertible at the Company's option and has not been included in the computation of diluted shares outstanding.

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

We have an accumulated deficit of approximately $17,767,000 and stockholders' deficit of $1,142,000 as of March 31, 2004.

We expect negative operating cash flows to continue for at least the next few months. We anticipate losses to continue because we expect to incur additional costs and expenses related to marketing and other promotional activities; potential acquisitions of related businesses; and expansion of franchise sales activities.

LIQUIDITY AND CAPITAL RESOURCES.

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan arrangements. At March 31, 2004, we had negative working capital of approximately $675,000; however, current liabilities include approximately $207,900 in deferred revenues; and $395,000 in convertible notes that matured between April and September 2003.

During the 9 months ended March 31, 2004, we issued 13,977,189 shares of common stock for $494,342.

We issued 3,989,735 shares for services rendered. Of these, 1,605,881 shares (valued at $112,329) were issued to one of our officers and director; 675,000 shares issued to employees (valued at $22,500) and 1,708,854 shares (valued at $55,527) were issued for consulting services to non-employees.

Although we experienced considerable growth in revenues for the nine months ended March 31, 2004 compared to the prior year, this may not be indicative of future operating results. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out single and multi-unit postal franchisors for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.

At March, 2003, we employed 7 full time and 1 part time employees, and 3 full time independent contractors.


RECENT EVENTS


During fiscal 2003 the Company adopted a formal plan to discontinue both the art and the direct ownership of corporate retail stores and to continue operations as a franchiser. Management has completed the process of disposing of the stores during fiscal 2004.


RESULTS OF OPERATIONS - PERIODS ENDED MARCH 31, 2004 AND MARCH 31, 2003

Total revenues increased 1,847,460 or 445 % from 2004 to 2003. Sale of franchise revenue increased $1,786,429 or 533% and franchise royalties increased $61,029 or 76%.

Additional franchise revenues of $207,900 and $108,000 in each of 2004 and 2003 have been collected, but deferred until the particular franchise stores start operations.


Selling, General and administrative expenses decreased by $1,249,936 or 51%. As a result of decreased overhead expenses including reduced payroll costs, as well as reduced investor relations, investment banking fees, consulting costs and professional fees.

Depreciation and amortization increased $3,936 or 21%.

Interest expense increased by $36,077 or 30%. The increase is due mainly to additional issued convertible debentures.


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

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional, undetermined fee. The initial fee is $18,900 and is payable at signing. Royalty and other fee payments are due monthly. There are no minimum sales requirements. There is no right of refund. As of March 31, 2004, there were 49 operating franchises open, another 11 franchises paid for in advance, waiting to be opened.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued 3,989,735 shares for services rendered. Of these, 1,605,881 shares (valued at $112,329) were issued to one of our officers and director in lieu of a portion of compensation; 675,000 shares issued to employees (valued at $22,500) and 1,708,854 shares (valued at $55,527) were issued for consulting services to non-employees.


During the same period an additional 13,977,189 shares of common stock were sold for cash of $494,342 to approx. eighty persons, all of which were sold under Regulation S under the Securities Act of 1933, as amended. The exemption from registration afforded under the Act is claimed with respect to all of the aforementioned transactions.

     There were no underwriting discounts or commissions paid with respect to the cash sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of security holders during the third quarter for the period ended March 31, 2004.

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

Date:  May 24, 2004


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