Form 10KSB
period 2004-06-30
GLOBAL BUSINESS SERVICES INC
filed 2004-10-21
CIK 1082431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2004


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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year: $2,124,000

As of October 1, 2004,  4,269,014 shares of common stock were  outstanding,  and
the  aggregate   market  value  of  the  shares  held  by   non-affiliates   was
approximately $2,350,000


Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:  Yes [   ]     No        [X]

           This Report on Form 10-KSB contains information concerning the Registrant relating to the fiscal year ended June 30, 2004, except where otherwise indicated.


                         GLOBAL BUSINESS SERVICES, INC.
                          Annual Report on Form 10-KSB
                                Table of Contents

PART I

ITEM 1.  DESCRIPTION OF BUSINESS ............................................3
ITEM 2.  DESCRIPTION OF PROPERTY ............................................3
ITEM 3.  LEGAL PROCEEDINGS .................................................14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............14

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........15
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........16
ITEM 7.  FINANCIAL STATEMENTS ..............................................19
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE ..............................19
ITEM 8A. CONTROLS AND PROCEDURES............................................20

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .....20
ITEM 10. EXECUTIVE COMPENSATION ............................................22
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....23
ITEM 12. CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS ...........24
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ...25
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................26

SIGNATURES .................................................................27

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS and,
ITEM 2.    DESCRIPTION OF PROPERTY

Special Note Regarding Forward-Looking Statements

         Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business" and "Item
6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Global Business Services, Inc., its wholly-owned subsidiary, Cyber Centers, Inc. or its indirect wholly-owned subsidiary Postal Connections of America Franchise Corp. (collectively "the Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to June 30, 2004.

BACKGROUND

           Global Business Services, Inc. ("GBS" or "Global") through its wholly-owned subsidiary, Cyber Centers, Inc. ("Cyber Centers" or "CCI"), and CCI's subsidiary, Postal Connections of America Franchise Corp. ("Postal Connections" or "PCA") is the franchisor of retail stores that provide postal, shipping and other business services and supplies.

           On July 9, 1998 Better Technologies, Inc. was formed as a Nevada corporation. The corporation's name was changed to Inbound.com, Inc. in December 1999 and to Cyber Centers, Inc. on October 22, 2000. In October 1999, Better Technologies, Inc. acquired assets consisting of a substantial art collection and several websites and Internet domain names with the intention of operating an Internet retail art business. The business was not successfully developed. In August 2002 we sold website and domain name assets valued at $1,750,000 for investor relations services to be performed over a three year period. We took an impairment loss for the artwork in the year ended June 30, 2002. CCI's only ongoing business is the ownership of the franchise business.

           During fiscal 2003, the Company adopted a formal plan to discontinue the direct ownership of corporate retail stores and to continue solely as a franchisor. Management successfully disposed of, or closed all of the stores during fiscal 2004. The business activity of the corporate retail stores is summarized in the balance sheet as net liabilities of discontinued operations and in the statement of operations as net loss from discontinued operations.

           As of June 30, 2004 PCA is the franchisor of 66 independently owned locations (six of which have not yet commenced operations) in twenty two states and eight area franchises.

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


POSTAL CONNECTIONS STORES

           Postal Connections stores are typically 900 to 1,500 square foot facilities. They are usually located in high-visibility sites in strip centers or shopping malls, anchored by a large retail magnet such as a grocery, discount, or department store, or at busy traffic sites within urban areas. The typical layout of a Postal Connections store includes an entry area where customers have 24-hour access to private mailboxes. Where 24-hour mailbox service is available, the rest of the store is secured by a gate or door, which isolates the mailboxes at the front entry. There are also several locations with mailboxes set back in the rear of the customer area and with customer access available only during store hours. All stores have at least one hundred mailboxes to rent on three, six and 12-month agreements, for a monthly service charge.

           The Postal Connections store has a copying area located in a secured section, near the mailboxes. In the mid-section of the store there is a computer access area located across from the mailboxes. Farther into the store is the business counter and register. The rear area contains retail merchandising area where office supplies, packaging, and convenience items are located along with product storage and related work areas.


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


           Communications Services - Postal Connections offers customers: fax, voice mail, pagers, and wire transfer of funds.

           Convenience Items and Services - Postal Connections stores generally offer convenience items such as postage stamps, envelopes, rubber stamps, passport photos, and office supplies.

           E-Bay selling service - Postal Connections takes digital photographs and takes a written description from the seller. Through a third party service the item is listed for sale on E-Bay. Postal Connections handles the shipping and handling of the sold items and receives a small commission form the seller.


STORE DEVELOPMENT

           Our goal is to expand by acquiring other existing franchise networks and consolidate these acquisitions under one brand name.

           As of September 30, 2004 we had franchised 66 locations in 22 states and eight area franchises in eight states. Rapid expansion can be achieved through the sale of individual franchise locations. The Company's franchise sales  strategy  is  to  price  franchise  fees  lower  than  competitors,  thus compensating for our early stage of network development and low name recognition. The current franchise fee for an individual store is $18,900 with fees for a second unit by the same franchisee at $9,900 and $7,900 each for all additional units. Management believes that lower franchise fees provide greater perceived value to prospective franchisees who comparison shop among competitor companies. We also have a store conversion program to induce independent owner-operators to become Postal Connections franchisees. The franchise fee for a conversion is $6,900.

           The typical Postal Connections franchise includes an exclusive territory within a one-mile radius of the store site. The territory is usually not symmetric due to natural barriers. Territories vary in geographic size among urban, suburban and rural locations. The typical store services a population of 8,000 to 15,000. Construction of each franchise store is arranged and paid for by the individual franchisee. The franchisee selects a site with our approval and arranges for the lease or purchase of the site location. Franchisees seeking financing are referred to Wells Fargo Bank for Small Business Administration financing. We have been approved by Wells Fargo Bank for favorable consideration of applicants for SBA loans. This assists qualified franchisees in financing construction and equipping their stores.

           Starting in fiscal 2004, we took control of the franchise store build-out process from our primary sub-contactor. We did this to provide better service and improve the coordination of the activities of our franchisees during the store opening process. By managing this process we can expedite our franchisee store openings; and increase our ability to maintain a consistent store appearance and build-out quality. We arrange along with an unaffiliated vendor, National Store Builders, Inc., to design, provide fixtures and equipment for and build out new locations. Franchisees are required to have Postal Connection manage their store build-out. Through this program we have developed a prefabricated modular fixture package, which includes walls, cabinets, display systems and other fixtures. We believe that the modular fixture package, which can be shipped directly to the site of the new store, expedites construction, helps control costs for the franchisee and assists in maintaining a standard appearance for all new Postal Connections locations. The cost to the franchisee for an entirely equipped build-out ranges from $114,000 to $148,000 depending on the size of the facility and how many copiers the franchisee decides to purchase.

           We offer area development franchises, each of which includes a territory with a population of 250,000 or more. Eight have been sold as of the date of this report. Area development franchises will be awarded to existing franchisees and others who agree to locate new sites for stores and help qualify and sell to individual franchisee prospects, assist in the build out of new locations and provide operational support to the franchisees in their territory.

Area franchise fees will vary based on population and desirability of the territory. Area franchisees are required to establish a minimum number of stores in their territory within a specified time period. They receive 40% of the individual franchise fees and one-half of the royalty payments generated within their territories. Area franchisees are required to own and operate an Area Model Store for which they will pay the standard individual franchise fee. After receiving training from us the area franchisee will have the responsibility for developing the territory of the area franchised by marketing and selling individual franchises, arranging site selection, facility construction, in-store training and continuing local support of the individual franchise owners within the area franchisee's exclusive territory. We believe the terms of the area franchise agreement provide the area franchisee with guidelines and incentives to develop and maintain good relationships with the individual franchise owners within the area franchisee's territory. By using the area franchising concept we believe that we will achieve a more rapid growth rate than would be possible if we were required to perform directly in all of our franchise, marketing and support services throughout the country. We locate prospective franchisees through advertising, referrals from existing franchise owners and the marketing efforts of independent contractors.

           To date, eight area franchises have been sold. We have completed filing the documents necessary for the offer and sale of area development franchises in California only. We may also offer and sell area development franchises in 37 states without filing requirements. The Company plans to market international master franchise licenses entitling the licensee to utilize the name Postal Connections. These master licenses will be exclusive territorial licenses with license fees and royalty payments to be negotiated on a case by case basis.

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


EMPLOYEES

           As of June 30, 2004, we employed approximately 7 full-time and 1 part-time employee and 2 independent contractors.

EXECUTIVE OFFICES

           Our executive offices are located in a 1,000 square-foot office space located at 213 S. Robertson Boulevard, Beverly Hills, CA 90211. We utilize this space for the administrative and financial staff of GBS. We also lease 2,000 square feet of office space located at 1081 Camino del Rio South, San Diego, CA 92108 for personnel of Postal Connections of America. We believe there is sufficient space to handle all aspects of the company's operations.

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

COMPETITION

           The businesses in which Postal Connections stores operate are highly competitive. We experience competition from several sources. Direct competition comes from other national chains (such as UPS and Kinko's) and independent operations and from specialty service providers, such as copy centers, quick print centers and office supply companies. There is also growing competition from the  United  States  Postal  Service  as it  attempts  to  compete  against
Commercial Mail Receiving Agencies (CMRA's) with its postal service centers located in shopping centers and elsewhere. We respond to these competitive challenges on several fronts. Postal Connections franchisees are continuing to explore ways of adding additional profit centers in the copying sectors, E-Bay selling services, Internet access, and computer processing services and printing. However, there can be no assurance that these programs will prove beneficial or that we ultimately will be able to compete effectively in the markets in which we currently operates or in which we may operate in the future.

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

           3.        Competition

           We face competition from other companies which are larger, better known and which have greater financial assets and resources than we have.

           4.        Our Business is Subject to Regulatory Oversight

           Our franchise sales are subject to rules of the Federal Trade Commission and certain state laws regulating the offer and sale of franchises.

           5.        We Depend On Certain Key Personnel

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

           6.        Our Authorized  Preferred  Stock  Exposes  Stockholders  to
Certain Risks

           Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The authorized Preferred Stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. While the Board of Directors must exercise its fiduciary duties in connection with the creation and issuance of any Preferred Stock, any Preferred Stock hereafter created could feature rights and preferences adverse to the holders of Common Stock. In February 2003 the Board of Directors designated the creation of 3,200,000 shares of Series A Convertible Preferred Stock and 3,200,000 shares of Series B Convertible Preferred Stock in connection with the acquisition by the Company of all of the outstanding shares of Common Stock of Cyber Centers, Inc. Each share of Series A Preferred Stock is convertible at any time after June 30, 2003 into 1.1 shares of Common Stock of the Company. Each share of Series B Preferred Stock is convertible at any time after June 30, 2004 into 1.2 shares of Common Stock of the Company. Each share of Series A Preferred Stock and each share of Series B Preferred Stock has one vote on all matters to be voted upon by stockholders. There were issued and outstanding as of October 12, 2004 207,194 shares of Series A Preferred Stock and 203,289 shares of Series B Preferred Stock. We may redeem the Series A Preferred Stock and the Series B Preferred Stock on 15 days notice at a redemption price of $1.00 per share. The outstanding shares of Series A and Series B Convertible Preferred Stock represent in the aggregate 9.7% of the total number of outstanding shares entitled to vote on all matters requiring a vote of stockholders.

           7.        The Common Stock Has Experienced Limited Trading

           Prior to May, 2002 there was extremely limited trading of shares of the Common Stock in the "Electronic Pink Sheets". The Pink Sheets is not an automated quotation system and is characterized by low volume of trading. On approximately May 7, 2002 the Common Stock began trading on the Electronic Bulletin Board. There can be no assurance as to the prices at which the shares of Common Stock will trade or as to the future volume of trading. Until shares of Common Stock become more broadly held and orderly markets develop and even thereafter, the prices of the Common Stock may fluctuate significantly. Prices for the Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

        -  The depth and liquidity of the markets for the Common Stock
        - Investor perception of the Company and the industry in which the Company participates
        -  General  economic  and  market  conditions
        -  Responses to  quarter-to-quarter  variations  in  operating  results
        -  Failure to meet  securities  analysts'  estimates
        -  Changes in financial estimates by securities analysts
        - Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by the Company or its competitors
        -  Additions  or  departures of key personnel
        -  Sales of Common  Stock
        - Accounting pronouncements or changes in accounting rules that affect the Company's financial statements
        -  Other factors and events beyond the control of the Company

           8. Potential Future Sales of Restricted Shares Could Depress the Market Price for our Common Stock.

           Approximately 4,269,014 shares of Common Stock were issued and outstanding as of October 1, 2004. We believe that approximately 2,297,878 of these shares are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. Of these restricted shares as of October 1, 2004 1,394,686 are eligible for sale under Rule 144, which provides in general that a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may sell within any three month period, an amount which does not exceed 1% of the then outstanding shares of Common Stock or (in certain circumstances, if greater) the average weekly trading volume of the Common Stock during the four calendar weeks before such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of two years. The possible sale of these restricted shares may in the future dilute an investor's percentage of freely tradable shares and may depress the price of the Company's Common Stock. Also, if substantial, such sales might also adversely affect our ability to raise additional equity capital. However, as of the date of this Annual Report 250,343 of the shares of Common Stock believed to be "restricted securities" are controlled by Stephen M. Thompson, an affiliate of the Company. These shares may only be sold subject to the volume limitations of Rule 144 described above for so long as Mr. Thompson remains an affiliate and for three months thereafter. In addition, we have issued and outstanding 207,194 shares of Series A Convertible Preferred Stock and 203,289 shares of Series B Convertible Preferred Stock. Each of such shares is convertible at any time after June 30, 2003 into 1.1 shares of Common Stock and after June 30, 2004 into
1.2 shares of Common Stock, respectively. The Common Stock issuable upon conversion of the Preferred Stock will, upon such conversion satisfy the one-year holding period referred to above and will be available for sale without any quantity limitation by non-affiliates of the Company.

           9. The Trading Price of our Common Stock Entails Additional Regulatory Requirements, Which May Negatively Affect Such Trading Price

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

           10. Our Common Stock is Quoted On the Over-The-Counter Bulletin Board; We are Not Required to Meet or Maintain Any Listing Standards for Our Common Stock to be Quoted On the Over-The-Counter Bulletin Board.

           Our Common Stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "GBNS". The Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD") and displays real time quotes, last sale prices and volume information in over-the-counter equity securities such as the Company's common stock. The Bulletin Board is a quotation medium for subscribing members of the NASD, not an issuer listing service, has no listing standards, and should not be confused with the NASDAQ Stock MarketSM. There is no assurance that the Bulletin Board will provide liquidity for the purchase and sale of the Company's common stock.

           11.       We Do Not Expect to Pay Cash Dividends

           We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future.

           12.       Lack of Control Over Franchisees

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

           13.       Fluctuations in Operating Results

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

ITEM 3.    LEGAL PROCEEDINGS


The company settled suit which was filed during fiscal 2003 in the Superior Court, State of California for the County of Contra Costa for a refund of the franchise fee paid by the plaintiff. The company paid the plaintiff $30,000 in cash.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 24, 2004 a fifteen-to-one reverse split of the Company's common stock was effected following the approval by written consent of the holders of a majority of the outstanding voting shares.

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

                  On May 24, 2004 the company effected a 15 to 1 reverse stock split, and changed its trading symbol to GBNS. Prices prior to May 24, 2004 give effect to the reverse split. Prior to such date the shares traded under the symbol GBSS.


            QUARTER ENDED                  HIGH BID          LOW BID
            -------------                  --------          -------

            June 30, 2002                  $11.25             $4.50
            September 30, 2002             $12.00             $1.65
            December 31, 2002              $11.25             $2.25
            March 31, 2003                 $ 7.50             $1.05
            June 30, 2003                  $ 1.80             $ .30
            September 30, 2003             $ 1.50             $ .60
            December 31, 2003              $ 4.80             $ .75
            March 31, 2004                 $ 2.55             $1.50
            June 30, 2004                  $ 2.55             $1.65


           (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of our common stock at September 14, 2004, was approximately 600. This does not include shareholders who hold stock in their accounts at broker/dealers or at clearing houses.

           (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Global Business Services, Inc. ("Global") through its subsidiary Postal Connections of America Franchise Corp. ("Postal Connections") is a franchisor of retail stores that provide postal, shipping and other business services and supplies. The postal and business services include parcel packing and shipping, fax, copies, mail box rentals, money orders and transfer, and E-Bay selling services. The stores also offer a variety of goods for retail sale, including office supplies, packing materials, legal forms, greeting cards, and other items.

There are 66 sold franchise units in 22 states and eight area franchises at June 30, 2004.

We have an accumulated deficit of approximately $15,228,000 and stockholders' deficit of approximately $997,000 as of June 30, 2004.

We believe that operating losses and negative operating cash flows are likely to continue for at least the next twelve months, because of expected additional costs and expenses related to brand development, marketing and other promotional activities; hiring of sales and other personnel; the expansion of infrastructure and customer support services; expansion of franchise sales activities; strategic relationship development; and potential acquisitions of complementary businesses.


LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan arrangements. At June 30, 2004, we had negative working capital of approximately $1,473,000; however, our current liabilities include approximately $160,000 in deferred revenues; and $1,243,000 in convertible notes of which most matured in fiscal 2004. We are encouraging the convertible note holders to convert their notes into common stock.

During the 12 months ended June 30, 2004, we issued 1,073,061 shares of common stock for $630,858 in cash. (adjusted for the 15 to 1 reverse split on May 24, 2004).

We issued 603,982 shares for services rendered. Of these, 107,059 shares (valued at $112,328) were issued to one of our officers and director; 45,000 shares issued to employees (valued at $21,600) and 448,673 shares (valued at $525,578) were issued for consulting services to non-employees (adjusted for the 15 to 1 reverse split on May 24, 2004).

Although we experienced considerable growth in revenues for the year ended June 30, 2004 compared to the prior year, this may not be indicative of future operating results. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out postal franchisors for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.


At June 30, 2004 we employed seven full time and one part time employees, and two full time independent contractors.


RECENT EVENTS

On August 17, 2004, Global secured a $2.2 million equity financing pending an effective SB-2 registration filing with the Securities and Exchange Commission.

In July 2004, we introduced our E-BAY selling service, which is a fast growing business niche. Our franchisees will be able to offer this service in their stores at little additional cost to them. We have successfully tested this service in four of our franchisee's stores and we will be rolling out this service nationally in fiscal 2005.

On July 16, 2004 Kenneth Sully, the president of Postal Connections of America our franchise company resigned. He was replaced by the existing managers C. Andy Thompson now CEO and Fred Morache COO.

On May 24, 2004, Global completed a 15 to 1 reverse split of its common and preferred stock classes A and B, resulting in 2,647,693 shares of common stock, 227,983 shares of Preferred A and 234,204 shares of Preferred B stock.

In fiscal 2003 the Company adopted a formal plan to discontinue both the art and the direct ownership of corporate retail stores and to continue operations as a franchiser. Management disposed of the stores in fiscal 2004.


RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2004 AND JUNE 30, 2003

Total revenues increased approximately $1,949,000 or 261 % from 2004 to 2003. Franchise fee revenue increased $785,000 or 124% and franchise royalties increased approximately $213,000 or 188%.

Our franchise revenues increased because we started selling "Area Franchises" in fiscal 2003, resulting in approximately $1,042,000 in revenues fiscal 2004. We have identified approximately 100 potential areas in the US; to date we have sold only eight areas.

In addition, in fiscal 2004, we took control of the franchise store build-out process from our primary sub-contactor resulting in revues of approximately $951,000. We did this to provide better service and improve the coordination of the activities of our franchisees during the store opening process. By managing this process we can expedite our franchisee store openings; and increase our ability to maintain a consistent store appearance and build-out quality.

Franchise royalties have increased, as we now have 60 open stores, many of which are now open over six months and are required to pay royalties. We are focusing our attention to improved royalty reporting and collection in fiscal 2005.

Deferred revenue of $160,293 and $207,900 in 2004 and 2003 represents sold franchise store units and unfinished store build-outs that are in various stages of progress at the period end.

Selling, General and administrative expenses decreased approximately by $989,000 or 34%. With the closing of the company-owned stores Global reduced the support staff for those activities. In addition we reduced many overhead and corporate expenses including human resources, investor relations, investment banking fees, consulting costs and professional fees.

Depreciation and amortization decreased $17,820 or 73%, as a result of the decrease in the amount of equipment required to operate our company on a going forward basis.

Interest expense increased by approximately $39,000 or 27% due to convertible debentures and shareholder loans.


CRITICAL ACCOUNTING POLICIES

Franchise Fee Revenue Recognition

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional fee. The initial franchise fee was $18,900 during fiscal year 2004, and is payable at signing. Global is increasing this fee to $20,900 in fiscal 2005 with no right of refund. As of June 30, 2004, there were 60 open franchise stores, and another 6 franchises sold but not ready to open resulting in deferred revenue of $113,400.

Global recognizes revenue on sales of franchises when all material services or conditions relating to the franchisee have been substantially performed or satisfied by Global which is deemed to have occurred when the franchisee signs a property lease for their store and assigned a Postal Connections store number.

Build-out revenues are recognized as the funds are disbursed to the build-out contractor and other vendors. The build-out process occurs in the 4 to 6 week period leading up to the franchisee's opening day. At June 30, 2004 we had approximately $47,000 in deferred build-out revenue.

When an "Area Franchise" is sold we record the entire amount as revenue in that period. At June 30, 2004 Global has sold eight area franchises.


Royalty Revenue

Services performed subsequent to the store opening are compensated by a royalty fee. Franchisees are required to make royalty payments of approximately 4% on specific revenue items after being open six months. Royalty and fee revenue from franchisees are due monthly and there are no minimum sales requirements. Nine of the earliest franchisees have a contract that permits a flat $500 per month fee in lieu of a sales volume based fee.

ITEM 7.    FINANCIAL STATEMENTS

           The report of the Company's Independent Auditors appears at Page F-3 hereof, and the Financial Statements of the Company appear at Pages F-4 through F-17 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

           There  have  been  no  disagreements   between  us  and  our  current
independent accountants on any matter of accounting principles or practices or financial statement disclosure required to be disclosed under this Item.

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

ITEM 8A.   CONTROLS AND PROCEDURES

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

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004 and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           (a) Our Directors, Executive Officers and significant employees through October 12, 2004 were as follows:

NAME                        AGE        POSITION
----                        ---        --------
Stephen M. Thompson(1)      56         Chairman of the Board and President
Michael Handelman (2)       45         Chief Financial Officer
Seth Horn (3)               50         Chief Financial Officer
Harvey Judkowitz            60         Director
George Marlowe              63         Director
Fred Morache                61         COO and Vice President Marketing,  Postal
                                        Connections of America Franchise Corp.
C.A. "Andy" Thompson        59         CEO and Vice President - Operations and
                                        Training of Postal Connections of
                                        America Franchise Corp.
-------------
(1) Elected on November  28, 2001
(2) Resigned on July 31, 2004
(3) Elected on August 31, 2004

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

           Michael Handelman was elected Chief Financial Officer and Treasurer of Cyber Centers, Inc. on February 11, 2003 and served until his resignation on July 31, 2004. Prior to joining the Company, Michael was CFO of InterGlobal Waste Management, Inc., a publicly traded company based in Camarillo, Ca. from 2000 to 2003. From 1996 to 1999, Michael was CFO at Janex International, a publicly traded toy manufacturer based in Woodland Hills, Ca. From 1993 to 1996 he served as Vice President and CFO with the Los Angeles Kings, National Hockey League franchise. Michael Handelman is a Certified Public Accountant and earned a Bachelor of Science degree from Brooklyn College of the City University of New York.

           Seth Horn was elected Chief Financial Officer on August 31, 2004. Prior to joining Global, he was CFO of IQ Biometrix, Inc., a publicly traded company from March 2003 to February 2004. From November 2001 to February 2003 he was CFO of Global. Mr. Horn is also CFO of Players Network, a publicly traded company, where he has served since 1999. Seth Horn is a Certified Public Accountant and earned a Bachelor of Science degree from Pennsylvania State University.

           Harvey Judkowitz served as a Director and the Treasurer of Global and its predecessor Pan-International Holdings, Inc. from September 1999 until November 28, 2001 when he resigned as Treasurer but continued as a Director. He is a certified public accountant and has maintained his own public accounting practice since 1988.

           George Marlowe became a Director of Cyber Centers on November 28, 2001 and of Global on February 22, 2002. Since 1975 he has served as President of VideoPitch, a company based in Marina del Rey, California which he founded. That company conducts man-in-the-street videotape interviews and edits the footage into presentations for advertising agencies involved in new business proposals.

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

           C. A. "Andy" Thompson joined Cyber Centers as Vice President - Operations and Training on September 16, 2002. Dr. Thompson has over 25 years experience in the franchise industry in operations support, designing systems for retail networks and training more than 9,000 franchise owners, managers and employees worldwide. Dr. Thompson served as Director of Training and Operations at The Copy Club, Inc. based in San Diego, California from October 2000 to
September 2002. Prior thereto he was Director of Worldwide Training at Mail Boxes, Etc., Inc. for approximately 10 years. Dr. Thompson holds degrees from Goddard University and San Diego State University and a Ph.D. in business development from Honolulu University.

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

                     Based solely on its review of the Company's files and its review of the EDGAR filing system maintained by the SEC, the Company believes that during the fiscal year ended June 30, 2004 all 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.

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


ITEM 10.   EXECUTIVE COMPENSATION

           The  following  table  sets  forth  certain   information   regarding
compensation paid by us to our Chief Executive Officer during the years ended June 30, 2004, 2003 and 2002.

Name and Principal Position     Year      Salary      Other Annual Compensation
---------------------------     ----      ------      -------------------------
Stephen M. Thompson             2004      $   0           $131,328 (1)
Chairman of the Board           2003      $270,000        $ 19,200 (2)
and President                   2002      $ 56,100        $ 94,000 (3)

---------------
(1) Mr. Thompson received no cash salary in fiscal 2004; his other compensation includes 107,059 shares of the Company's Common Stock valued at $112,328 and automobile and/or automobile lease payments of approximately $1,600 per month.

(2) Includes automobile and/or automobile lease payments of approximately $1,600 per month.

(3) Mr. Thompson received cash salary in the amount of $47,700; his other compensation includes 200,000 shares of the Company's Common Stock valued at $.18 to $.75 per share and warrants to purchase 100,000 shares of Common Stock exercisable at $.10 per share (does not give effect to reverse stock split). Share prices were based on the market closing price on the date of issuance. Stock and warrants were issued to companies controlled by Stephen
     M. Thompson in exchange for services, terminated service agreements and loans made by those entitites to the Company. Includes automobile and/or automobile lease payments of approximately $700 per month.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following tables set forth, as of September 14, 2004, the stock ownership of each person known by us to be the beneficial owner of 5% or more of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, the stock ownership of each director individually and of all directors and officers of the Company as a group based upon a total of 4,269,014 outstanding shares of Common Stock and 207,194 outstanding shares each of Series A and 203,289 Series B Preferred Stock.

Title      Name and Address                 Amount and Nature       Percentage
of Class   of Beneficial Owner              of Beneficial Owner     of Class (4)
--------   -------------------              -------------------     ------------

Common     Stephen M. Thompson                   253,676 (1)            5.35%
           213 So. Robertson Blvd.
           Beverly Hills, CA 90211

Common     World Call Funding,Inc.               211,386 (1)            4.50%
           213 So. Robertson Blvd.
           Beverly Hills, CA 90211

Common     Seth Horn                               8,659                (3)
           213 So. Robertson Blvd.
           Beverly Hills, CA 90211

Common     Harvey Judkowitz                        3,634 (2)            (3)
           10220 S.W. 124th Street
           Miami, FL 33176

Common     George Marlowe                          2,801                (3)
           14000 Palawan Way, Suite E
           Marina Del Rey, CA 90292

           All Directors and Officers
           As a Group (4 persons)                268,771                5.67%

-----------------
(1) Includes:
     (a) 211,386 shares held by World Call Funding, Inc. of which Mr. Thompson is the sole shareholder,
     (b) 50,000 warrants to purchase 3,333 shares held by Leland Energy, Inc. of which Mr. Thompson is the sole shareholder, and
     (c) 1,112 shares of Common, Preferred Series A and Preferred Series B, held by each of Jake Thompson and Jonathan Thompson, minor children of Mr. Thompson, of which shares he disclaims beneficial ownership but has voting control.
(2) Including 2,801 shares and an option to purchase 833 shares
(3) Less than 1%
(4) Calculated in accordance with Item 403 of Regulation S-B.



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           On May 21, 2002, pursuant to an agreement among the Company, Cyber Centers, Inc. ("CCI") and World Call Funding, Inc. ("WCF"), a consulting agreement between WCF and CCI was terminated and the Company issued 100,000 shares of common stock to WCF.

           Stephen M. Thompson may be deemed a parent and a promoter of the Company as those terms are defined in the rules and regulations under the Securities Exchange Act of 1934.

           As of June 30, 2004 Leland Energy, Inc. ("Leland") and PCA Group, each controlled by Stephen M. Thompson had loaned (not including interest) to GBS $438,680 and $14,000, respectively. As of such date Arista Technology Marketing, Inc. ("Arista") wholly-owned by January Thompson, the adult daughter of Stephen M. Thompson, had loaned $230,300 to GBS. These loans are unsecured, payable on demand and bear interest at the rate of 12% per annum. Leland and Arista each received warrants to purchase 6,667 shares of Common Stock of the Company exercisable at $.10 per share until May 1, 2005 in consideration for such loans. Mr. Thompson disclaims any beneficial ownership in Arista.

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

14       Code of Ethics for Chief Executive Officer and Senior Financial
         Officers

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
*Incorporated by reference to Exhibit filed with Form 8-K/A on May 7, 2002.


           (b) Reports on Form 8-K

           A Report on Form 8-K was filed on September 19, 2003  reporting  Item
4. Changes in Registrant's Certified Public Accountant

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

General. Berkovits, Lago & Company, LLP is the Company's principal auditing firm.

Audit Fees. The aggregate fees billed in each of the last two fiscal years by Berkovits, Lago & Company, LLP for the audit of the Company's annual financial statements and review of interim financial statements, including the Company's
Form 10-QSB reports, were $30,500 and $0 in the years 2004 and 2003, respectively.


Tax Fees. The Company was billed $0 in the year 2003 for tax consultation services.

Other Fees. There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Berkovits, Lago & Company, LLP, other than the services reported above.

The Company has an audit committee; however, the Company had no pre-approval policies and procedures in effect for the auditors' engagement for the fiscal years 2004 and 2003.

All audit work was performed by Berkovits, Lago & Company, LLP's full time employees.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 20, 2004
                                           GLOBAL BUSINESS SERVICES, INC.
                                           (Registrant)

                                           By: /s/ Stephen M. Thompson
                                               -----------------------
                                               Stephen M. Thompson,
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                           By: /s/ Seth Horn
                                               ---------------------
                                               Seth Horn
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Signature                              Title                      Date

/s/ Stephen M. Thompson                   Director              October 20, 2004
-----------------------
Stephen M. Thompson

/s/ Harvey Judkowitz                      Director              October 20, 2004
---------------------
Harvey Judkowitz


/s/ George Marlowe                        Director              October 20, 2004
------------------
George Marlowe



EXHIBITS INDEX - Incorporated by reference to Item 13(a) of this Report.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDARIES
                              FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                              FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003



                               TABLE OF CONTENTS


                                                                         PAGE


REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F-3

CONSOLIDATED BALANCE SHEET June 30, 2004                              F-4 - F-5

CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-6
Years Ended June 30, 2004 and 2003

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                          F-7
Years Ended June 30, 2004 and 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-8
Years Ended June 30, 2004 and 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-9 - F-17

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Global Business Services, Inc. and Subsidiaries
Beverly Hills, CA

We have audited the accompanying consolidated balance sheet of Global Business Services, Inc. and Subsidiaries (the "Company") as of June 30, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Business Services, Inc. and Subsidiaries, as of June 30, 2004 and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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




/s/ Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
October 11, 2004

                  GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004




ASSETS

Current assets
    Cash                                                 $     52,342
    Accounts receivable, net                                  106,354
    Current portion of notes receivable                       321,880
                                                         ------------
        Total current assets                                  480,576

Property and equipment - net of
    accumulated depreciation of $8,175                         12,476

Other assets
    Goodwill                                                  483,334
    Notes receivable, net of current portion                  833,553
    Intangible and other assets                                11,676
                                                         ------------

    Total assets                                         $  1,821,534
                                                         ============




The accompanying notes are an integral part of these consolidated financial statements.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, continued
                                  June 30, 2004




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Debentures and accrued interest                      $  1,243,298
    Accounts payable                                          194,287
    Accrued expenses                                           38,304
    Net liabilities from discontinued operations              317,872
    Deferred revenue                                          160,293
                                                         ------------
         Total current liabilities                          1,954,054

Notes payable and accrued interest - related parties          864,543
                                                         ------------
        Total liabilities                                   2,818,597
                                                         ------------

Stockholders' deficit

    Convertible preferred stock, $.01 Class A
        4,500,000 shares authorized,
        223,655 shares issued and outstanding                   2,236
    Convertible preferred stock, $.01 Class B
        4,500,000 shares authorized,
        234,204 shares issued and outstanding                   2,342
    Common stock, $.01 par value;
        50,000,000 shares authorized,
        3,135,598 shares issued and outstanding                31,356
    Additional paid-in capital                             14,195,190
    Accumulated deficit                                   (15,228,187)
                                                         ------------
        Stockholders' deficit                                (977,063)
                                                         ------------

    Total liabilities and stockholders' deficit          $  1,821,534
                                                         ============




The accompanying notes are an integral part of these consolidated financial statements.

                  GLOBAL BUSINESS SERVICES, INC and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                   For the years ended June 30,
                                                   ----------------------------
                                                        2004             2003
                                                    -----------     -----------
Revenues
    Sales of franchises and area franchises         $ 1,417,396     $   632,548
    Build-out revenue                                   950,568            --
    Franchise royalties                                 326,877         113,433
                                                    -----------     -----------
        Total revenues                                2,694,841         745,981
                                                    -----------     -----------

Operating expenses
    Cost of sales                                       960,560               -
    General and administrative                        1,930,605       2,918,496
    Selling                                              53,314          39,059
    Depreciation                                          6,520          24,340
    Interest expense                                    183,300         144,016
                                                    -----------     -----------
        Total operating expenses                      3,134,299       3,125,911
                                                    -----------     -----------

Loss from continuing operations                        (439,458)     (2,379,930)

Discontinued operations:
    Loss from discontinued operations                   (68,142)       (910,889)
    Gain on sale of assets                               20,706               -
    Gain from forgiveness of debt                        20,052               -
                                                    -----------     -----------
Loss from discontinued operations                       (27,384)       (910,889)
                                                    -----------     -----------

Net loss                                            $  (466,842)    $(3,290,819)
                                                    ===========     ===========

Loss per share from continuing operations                ($0.23)         ($2.79)

Loss per share from discontinued operations              ($0.01)         ($1.07)
                                                    -----------     -----------
                                                         ($0.24)         ($3.86)
                                                    ===========      ==========

Weighted average number of shares outstanding         1,931,119         852,313
                                                    ===========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                   For the Years Ended June 30, 2004 and 2003



                               Preferred Stock     Preferred Stock                         Additional
                                  Class A            Class B              Common Stock       Paid in    Accumulated
                               Shares     Amount   Shares     Amount    Shares     Amount    Capital      Deficit        Totals
                              ----------------------------------------------------------------------------------------------------
Balance at July 1, 2002      3,144,032   $31,440   3,144,032  $31,440   10,002,973  $100,030 $11,389,962  ($11,470,522)    $82,346


 Stock issued for cash          854,374    8,544     854,374    8,544    5,026,111    50,261     599,314      -            666,663
 Stock issued for services                     0                    0    3,405,483    34,054     673,953      -            708,007
 Cancellation                   300,000    3,000     300,000    3,000     (341,620)   (3,416)     (3,685)     -             ( 798)
 Net loss                          -          -         -         -         -           -          -        (3,290,819)  (3,290,819)

                              ----------------------------------------------------------------------------------------------------
 Balance at June 30, 2003     4,298,406   42,984   4,298,406   42,984   18,092,947   180,929  12,659,544  (14,761,345)  (1,834,601)
                              ----------------------------------------------------------------------------------------------------

 Stock issued for cash           15,167      152      15,167      152    1,073,061    10,731     620,127        -          630,858
 Stock issued for services                                                 603,982     6,040     667,482        -          673,522
 Preferred stock conversion      (4,328)     (43)     (4,328)     (43)       8,656        86                      -               -
 Net loss                                                                                                    (466,842)    (466,842)
 Reverse split: 1 for 15     (4,085,590) (40,856) (4,075,041) (40,750) (16,643,048) (166,430)    248,037        -            -
                              ----------------------------------------------------------------------------------------------------
 Balance at June 30, 2004       223,655   $2,236     234,204   $2,342    3,135,598   $31,356 $14,195,190 ($15,228,187)   ($997,063)
 ----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                       For the years ended June 30,
                                                             2004          2003
                                                           ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(466,842)   $(3,290,819)
  Less: Loss from discontinued operations                     68,142        910,889
                                                           ---------    -----------
  Loss from continuing operations                           (398,700)    (2,379,930)

  Adjustments to reconcile net loss to net cash
    provided by (used in) operating
    activities:
      Depreciation and amortization                            6,520         24,340
      Common stock issued for services                       673,522        706,908
      Gain from forgiveness of debt                          (20,052)          -
      Gain from sale of assets					 (20,706)          -
      Changes in assets and liabilities:
        Increase in account receivable                       (61,166)       (44,789)
        Increase in notes receivable                        (956,454)      (198,898)
        Increase in inventory                                      -           (180)
        Decrease in prepaid expenses                               -          4,133
        Decrease in other assets                                   -          3,430
        (Decrease) increase in accounts and other payables   (63,634)        85,280
        (Decrease) increase in accrued expenses              (97,528)       110,010
        (Decrease) increase in deferred revenues             (57,507)        28,800
        Increase in liabilities from
         discontinued operations                             176,330           -
                                                           ---------    -----------
  Net cash provided by (used in) operating activities       (819,375)    (1,660,896)
                                                           ---------    -----------
  Investing activities
        Disposal of property and equipment                    (9,131)      (102,596)
        Proceeds from assets held for sale                         -        100,000
                                                           ---------    -----------
  Net cash used in investing activities                       (9,131)        (2,596)
                                                            --------    -----------
  Financing activities
        Issuance of shareholder notes                         93,492           -
        Proceeds from notes payable                          142,294      1,165,339
        Proceeds from the sales of stock                     630,858        503,750
                                                           ---------    -----------
  Net cash provided by financing activities                  866,644      1,669,089
                                                           ---------    -----------

  Net increase in cash                                        38,138          5,597

  Cash, beginning of year                                     14,204          8,607
                                                           ---------    -----------
  Cash, end of year                                        $  52,342    $    14,204
                                                           =========    ===========
  Supplemental cash flow information
      Interest paid                                        $ 127,907    $   133,346
                                                           =========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 AND 2003


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Operations and Discontinuing Operations

Cyber Centers, Inc. and its wholly-owned subsidiary, Postal Connections of America Franchise Corporation, entered into a reorganization with Global Business Services, Inc. ("the Company" or "Global"), a Delaware corporation, on February 22, 2002. This business combination was accounted for as a "reverse merger" because Global had no significant assets or operations at the time. In a reverse merger with a public shell such as Global, the legal acquiree (Cyber Centers) is treated as the accounting acquiror and Cyber Centers becomes the public company. Global has remained the parent, with all operations being conducted through its wholly-owned subsidiary, Cyber Centers, and its wholly-owned subsidiary, Postal Connection of America Franchise Corporation.

The Company is involved in the private postal and business services industry. During fiscal 2003, the Company adopted a formal plan to discontinue the direct ownership of corporate retail stores and to continue operating as a franchisor.


Principles of Consolidation

The consolidated  financial statements include the accounts of Global and all of
its  subsidiaries.   All  significant   inter-company   transactions  have  been
eliminated in consolidation.


Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


Franchise Fee Recognition

Global recognizes revenue on sales of franchises when all material services or conditions relating to each sale have been substantially performed or satisfied by Global which is deemed to be when each franchisee signs a property lease for their store. Significant services performed subsequent to this date are compensated by the royalty and fee revenues charged to ongoing franchisees. Royalty and fee revenue from franchisees is recognized monthly based upon either sales of the franchisee stores or a flat $500 per month fee.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES, Continued

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional, undetermined fee. The initial fee is $18,900 and is payable at signing. Royalty and other fee payments are due monthly. There are no minimum sales requirements. There is no right of refund upon signing a store lease.


Area Franchise Fee Recognition

Global recognizes "area franchise" fees when all material services or conditions relating to the sale of area franchises have been substantially performed or satisfied by Global, which is deemed to have occurred upon the completion of the agreement with an area franchisee.

The area franchisees are required to purchase and operate a franchise unit in their territory. At June 30, 2004 seven area franchisees have opened or were building out their own stores.


Store Build-out Revenue Recognition

Global recognizes revenue from the "build-out" of its franchisees stores. In fiscal 2004 Global took over the management of its franchisee build-out to assure a consistent appearance among its franchised stores per the franchise agreement.

The average build-out cost is approximately $86,000, depending on the actual square footage and specific landlord's requirements for the property lease the franchisee signed. Revenue is recognized as the costs are paid out to the contractor and other vendors as required during the build-out period. The build-out process takes approximately 45 days from start to completion coinciding with the opening of the store.


Financial Statement Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES, Continued

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. The allowance was approximately $12,000 and $6,000 at June 30, 2004, and 2003, respectively.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No 142 requires that goodwill no longer be amortized but tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 also requires purchased intangible assets other than goodwill to continue to be amortized over their estimated useful lives. Goodwill is carried at its historical cost.

Global recognized an impairment loss in fiscal 2003 for the goodwill related to discontinuing the ownership of company owned stores.

Income Taxes

Global has adopted SFAS No. 109 "Accounting for Income Taxes". This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Loss per Share

Global applies SFAS No. 128, "Earnings Per Share". Basic loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. . The Company has reported a net loss for the fiscal years ended June 30, 2004 and 2003. As a result, 540,527 shares of common stock, which may be issued upon the conversion of Convertible Preferred Stock A and B shares, or exercise of warrants have been excluded from the calculation of loss per share for both fiscal years ending June 30 2004 and 2003, because their inclusion would be anti-dilutive.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES, Continued

New Accounting Pronouncements

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

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity". SFAS 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

Fair Values of Financial Instruments

The carrying amounts of cash, accounts receivable, notes receivable, convertible notes payable, notes payable-related parties, accounts payable, accrued expenses and capital lease obligations reported in the balance sheet are estimated by management to approximate fair value.

Reclassifications

Certain reclassifications of prior year amounts were made to conform to the current year presentation.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 2004 AND 2003

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue on a going concern basis, including, the realization of assets and liquidation of liabilities in the ordinary course of business. There are significant uncertainties with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet and fund its commitments with regard to existing liabilities and recurring expenses. In fiscal 2003 management decided to discontinue the ownership of its unprofitable company owned stores, and successfully disposed of or closed these operations in fiscal 2004. Our ongoing franchise business is profitable and we will continue to fund its growth. The Company intends to finance future operations from the proceeds of additional funding through private and public securities offerings. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 3 - NOTES RECEIVABLE

The Company sold eight area franchises with an arrangement that permits for payments to be made over time ranging from 36 to 60 months. These notes have provisions which permit the payment to commence on an agreed schedule. These notes have various interest rates ranging from 3 to 6% per annum. In addition, these notes are secured by the underlying area franchise.

Payment on these notes can be made by the noteholder or through the application of royalty fees collected by the Company directly from the franchises in the noteholder's respective area. At June 30, 2004 payment has not been received on several of these notes.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                 Method        Life        June 30, 2004
                                 ------        ----        -------------
Furniture and equipment       straight-line   3 years      $   5,178
Leasehold improvements        straight-line   3 years         15,473
                                                           ----------
                                                              20,651

Less: Accumulated depreciation and amortization               (8,175)
                                                           ----------
                                                           $  12,476
                                                           ==========

Depreciation and amortization expense for the years ended June 30, 2004 and 2003 was $6,520 and $24,340, respectively.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 5 -  DEBENTURES AND ACCRUED INTEREST

Debentures consist of the following:

   Notes payable to investors and creditors, unsecured,
    interest  at 13%, convertible to common stock at the
    rate of $2.50 per share                                       $  297,000

   Notes payable to investors and creditors, unsecured,
    interest at 12%, convertible to common stock at the
    rate of $2.50 per share                                          696,500

   Notes payable to investors and creditors, unsecured,
    interest at 10%, convertible to common stock at the
    rate of $2.50 per share                                          107,500
                                                                  ----------

   Total principal amount                                          1,101,000

   Accrued Interest                                                  142,298
                                                                  -----------

   Total debentures and accrued interest                          $1,243,298
                                                                  -----------

There is no obligation on behalf of the debenture holders to convert their debentures into common stock at maturity. The debentures continue to accrue interest. The company is in the process of renegotiating the payment terms of these notes.



NOTE 6 - REVERSE STOCK SPLIT

On May 24, 2004 Global executed a 15 to 1 reverse stock split; resulting in reducing the amount of common shares outstanding to 2,647,693 outstanding on that date. All calculations and share information in this report are based on the reverse split figures. Prior period loss per share and weighted shares outstanding were restated accordingly.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 7 - INCOME TAXES

No benefit for income taxes has been reflected in the accompanying financial statements for 2004 and 2003 because of the significant uncertainty that exists regarding the realization of such income tax benefits.

As of June 30, 2004, the Company estimates that it has net operating loss carry forwards of approximately $8,000,000 which expire in various years through 2024; however, the utilization of the benefits of such carry forwards may be limited, since the company is uncertain as to when it may achieve profitability.

The components of the deferred tax asset are as follows:

                                          2004        2003
                                      ----------   ----------
Deferred tax asset
   Net operating loss carryforwards   $2,900,000   $2,400,000
   Less:   valuation allowance        (2,900,000)  (2,400,000)
                                      ----------   ----------

Current net deferred tax asset        $        -    $       -
                                      ==========    =========



NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Board of Directors authorized the issuance of up to 4,500,000 shares each of $.01 per value Series A and Series B convertible preferred stock. Each share of Series A is convertible at any time after June 30, 2003 into 1.1 shares of common stock. Each share of Series B is convertible at any time after June 30, 2004 into 1.2 shares of common stock. Each share of both Series A and B convertible preferred stock has one vote equivalent to that of a share of common stock. Unconverted Series A and B shares are redeemable at Global's option at any time for $1 per share.

On May 24, 2004 the Company executed a 15 to 1 Preferred Stock reverse split resulting in 223,655 and 234,204 Preferred Series A and B shares outstanding on that date. In June 2004, a total of 4,328 (post split) shares of Preferred Series A and B shares were converted into common stock.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


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

There were no options or warrants issued in fiscal 2004 or 2003.

During the year ended June 30, 2002, 46,667 warrants were issued to two related party creditors as additional consideration for their loans to Global. Additionally, 22,000 warrants were issued to two key employees. These outstanding warrants are exercisable at prices ranging from $.01 to $.25, and expire within 3 to 5 years.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

Global leases its corporate office, an office for Postal Connections and one automobile under operating lease agreements. Minimum future rental and lease payments at June 30, 2004 are as follows:


             JUNE 30,             AMOUNT
             --------           ----------

              2005              $   27,955
              2006                  22,200
              2007                   2,000
                                ----------

                                $   52,155
                                ==========


Total rent expense was $74,587 and $279,238 in 2004 and 2003, respectively.


Litigation Proceeding

A suit was filed against the Company during fiscal 2003 in the Superior Court, State of California for the County of Contra Costa for a refund of the franchise fee paid by the plaintiff. The company settled this legal proceeding in fiscal 2004 for $30,000.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 11 - RELATED PARTY TRANSACTIONS

Notes payable-related parties of $864,543 consist of unsecured advances made to the Company for working capital purposes totaling $771,051 and accrued interest of $93,492 thereon. These advances were made by companies that are controlled by the chief executive officer of the Company. Interest is being charged at the rate of 12% per annum. Pursuant to an agreement these notes are not payable until after fiscal 2005.


NOTE 12 - DISCONTINUED OPERATIONS

During fiscal 2003 the Company adopted a formal plan to discontinue the direct ownership of corporate retail stores. Management disposed of the stores during fiscal 2004.

In fiscal 2004 discontinued operations resulted in a loss of $68,142 and a gain on the sale of assets of $20,706. For the year ended June 30, 2003 loss from discontinued operations includes an impairment charge of $566,684, relating to the write-off of goodwill from the closure of the retail stores.

Liabilities from discontinued operations are as follows:

     Accounts payable                   $ 284,282
     Capitalized leases                    33,590
                                        ---------
         Total                          $ 317,872
                                        =========

The Capitalized lease assets were liquidated as part of the discontinued operations. The Capitalized lease liabilities are for 48 and 60 months and expire in fiscal 2007 and 2008 accordingly. Minimum future rental and lease payments plus interest at June 30, 2004 are as follows:

             JUNE 30,             AMOUNT
             --------           ----------

              2005              $   16,909
              2006                  16,909
              2007                   5,248
                                ----------
                                $   39,066
                                ==========