Form 10QSB
period 2004-09-30
GLOBAL BUSINESS SERVICES INC
filed 2004-11-24
CIK 1082431

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     September 30, 2004
                                               ---------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,819,612 shares of common stock, par value $.01 per share as of October 31, 2004.

 Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                                TABLE OF CONTENTS

                                                                          PAGE


PART I - FINANCIAL INFORMATION..........................................   3

Item 1.  Financial Statements (Unaudited)...............................   3

    Consolidated Balance Sheet as of September 30, 2004 ................ 3-4

    Consolidated Statement of Operations
       Three Months Ended September 30, 2004 and 2003 ..................   5

    Consolidated Statement of Stockholders' Deficit
       Three Months Ended September 30, 2004 and 2003...................   6

     Consolidated Statement of Cash Flows
       Three Months Ended September 30, 2004 and 2003...................   7

     Notes to Financial Statements  ....................................   8

Item 2.  Management's Discussion and Analysis   ........................   9

Item 3.  Controls and Procedures .......................................  12

PART II - OTHER INFORMATION.............................................  12

Item 2.  Changes in Securities and Use of Proceeds......................  12

Item 6.  Exhibits.......................................................  12

            Certifications

Signatures .............................................................  13

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                  (unaudited)


ASSETS

Current assets
    Cash                                               $    146,063
    Accounts receivable, net                                107,700
    Prepaid expenses                                         35,000
    Current portion of notes receivable                     337,320
                                                       ------------
        Total current assets                                626,083

Property and equipment - net of
    accumulated depreciation of $8,175                       11,661

Other assets
    Goodwill                                                483,334
    Long term portion of notes receivable                   829,776
    Intangible and other assets                              11,111
                                                       ------------
    Total assets                                       $  1,961,965
                                                       ============



The accompanying notes are an integral part of these financial statements.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET (Continued)
                               September 30, 2004
                                  (unaudited)



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Debentures and accrued interest                    $  1,276,551
    Convertible note                                        160,000
    Accounts payable                                        155,252
    Accrued expenses                                            800
    Net liabilities from discontinued operations            291,759
    Deferred revenue                                        145,520
                                                       ------------
         Total current liabilities                        2,029,882

Notes payable and accrued interest - related parties        859,083
                                                       ------------
        Total liabilities                                 2,888,965
                                                       ------------

Stockholders' deficit

    Convertible preferred stock, $.01 Class A
        4,500,000 shares authorized,
        199,058 shares issued and outstanding                 1,990
    Convertible preferred stock, $.01 Class B
        4,500,000 shares authorized,
        202,993 shares issued and outstanding                 2,030
    Common stock, $.01 par value;
        50,000,000 shares authorized,
        5,090,670 shares issued and outstanding              50,907
    Additional paid-in capital                           14,576,368
    Accumulated deficit                                 (15,558,295)
                                                       ------------
        Stockholders' deficit                              (927,000)

                                                       ------------
    Total liabilities and stockholders' deficit        $  1,961,965
                                                       ============

The accompanying notes are an integral part of these financial statements.

              GLOBAL BUSINESS SERVICES, INC and SUBSIDARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                        For the three months
                                                         ended September 30,
                                                         2004           2003
                                                      -----------    -----------

Revenues:
   Sales of franchises and area franchises            $    95,500    $   632,368
   Build-out revenue                                      214,769             --
   Franchise royalties                                     37,253         35,215
                                                      -----------    -----------

       Total revenues                                     347,522        667,583

Cost of sales                                             192,200         49,275
                                                      -----------    -----------

   Gross profit                                           155,322        618,308

Operating expenses:
   General and administrative                             463,548        392,016
   Depreciation and amortization                            1,380          9,147
   Interest expense                                        43,511         43,430
                                                      -----------    -----------

       Total operating expenses                           508,439        444,593
                                                      -----------    -----------

(Loss) income from continuing operations                 (353,117)       173,715

Discontinued operations:
   Income from discontinued operations                     23,009         19,715
                                                      -----------    -----------

Net loss                                              $  (330,108)   $   193,430
                                                      ===========    ===========

(Loss) income  per share from continuing operations   ($     0.10)   $      0.14

Income per share from discontinued operations         $      0.01    $      0.02
                                                      -----------    -----------

                                                      ($     0.09)   $      0.16
                                                      ===========    ===========

Weighted average number of shares outstanding           3,654,322      1,240,534
                                                      -----------    -----------

The accompanying notes are an integral part of these financial statements.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the Period Ended September 30, 2004
                                  (unaudited)


                               Preferred Stock     Preferred Stock                         Additional
                                  Class A            Class B              Common Stock       Paid in    Accumulated
                               Shares     Amount   Shares     Amount    Shares     Amount    Capital      Deficit        Totals
                              ----------------------------------------------------------------------------------------------------
 Balance at July 10, 2003     4,298,406   42,984   4,298,406   42,984   18,092,947   180,929  12,659,847  (14,761,345)  (1,834,601)
                             -----------------------------------------------------------------------------------------------------

 Stock issued for cash           15,167      152      15,167      152    1,073,061    10,731     619,824        -          630,858
 Stock issued for services                                                 603,982     6,040     667,482        -          673,522
 Preferred stock conversion      (4,328)     (43)     (4,328)     (43)       8,656        86                    -               -
 Net loss                                                                                                    (466,842)    (466,842)
 Reverse split: 1 for 15     (4,085,590) (40,856) (4,075,041) (40,750) (16,643,048) (166,430)    248,037        -               -
                             -----------------------------------------------------------------------------------------------------
 Balance at June 30, 2004       223,655   $2,236     234,204   $2,342    3,135,598   $31,356 $14,195,190 ($15,228,187)   ($997,063)
                             ------------------------------------------------------------------------------------------------------

Stock issued for cash         -            -            -          -     1,518,405    15,184     121,181                   136,365
Stock issued for services     -            -            -          -       380,889     3,809     259,997                   263,806
Preferred stock conversion      (24,597)    (246)    (31,211)    (312)      55,778       558         -                         -
Net loss                                                                                                     (330,108)    (330,108)
                             ------------------------------------------------------------------------------------------------------
Balance at September 30, 2004   199,058   $1,990     202,993   $2,030    5,090,670   $50,907 $14,576,368 ($15,558,295)   ($927,000)
                             ------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

              GLOBAL BUSINESS SERVICES, INC and SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                For the three months
                                                                ended September 30,
                                                                 2004         2003
                                                              ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                             $(330,108)   $ 193,430
Less: income from discontinued operations                       (23,009)     (19,715)
                                                              ---------    ---------
Loss from continuing operations                                (353,117)     173,715

Adjustments to reconcile net loss to net cash provided
 by (used in) operating
  activities:
    Depreciation and amortization                                 1,380        9,147
    Common stock issued for services                            263,806       79,816
  Changes in assets and liabilities:
    (Increase) decrease in account receivable                    (1,346)      25,909
    (Increase) in notes receivable                              (11,744)        --
    (Increase) in prepaid expenses                              (35,000)        --
    (Increase) in other assets                                                  (537)
    (Decrease) increase in accounts and other payables          (39,035)      11,052
    (Decrease) in accrued expenses                              (37,504)     (15,349)
    (Decrease) increase in deferred revenues                    (14,773)     108,400
    (Decrease) in liabilities from discontinued operations       (3,108)        --
                                                              ---------    ---------
Net cash provided by (used in) operating activities            (230,441)     392,153
                                                              ---------    ---------

Investing activities
    Disposal of property and equipment                             --         (3,060)
                                                              ---------    ---------
Net cash used in investing activities                              --         (3,060)
                                                              ---------    ---------

Financing activities
    Issuance (payment) of shareholder notes                      27,797     (520,207)
    Proceeds from convertible note                              160,000         --
    Proceeds from the sales of stock                            136,365      125,008
                                                              ---------    ---------
Net cash provided by financing activities                       324,162     (395,199)
                                                              ---------    ---------

Net (decrease) increase in cash                                  93,721       (6,106)

Cash, beginning of period                                        52,342       14,204
                                                              ---------    ---------

Cash, end of period                                           $ 146,063    $   8,098
                                                              =========    =========

The accompanying notes are an integral part of these financial statements.

                 GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Global Business Services, Inc. ("GLOBAL") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Global's 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the 2004 audited financial statements, as reported in the 10-KSB, have been omitted.


NOTE 2 - CONVERTIBLE NOTE PAYABLE AND WARRANTS

On August 17, 2004, Global sold a $160,000 convertible note. The note bears an interest rate of 5% per annum, which is payable monthly in cash . The note matures two years from the issue date. The note's conversion price is based on 80% of the Company's average stock price for five days prior to the conversion, with a floor price of $.50. The conversion shall commence no less than 30 days after the filing of an effective SB-2. At that time the Company has the option to convert between 5 and 15% of the note each month.

The Company issued 2,000,000 common stock warrants in conjunction with the convertible note. These warrants are exercisable at the same price as the conversion price of the note, and in the same proportion as the amount of the note conversion.

In addition, the Company has an option to sell an additional $150,000 of convertible notes upon an effective SB-2.

At September 30, 2004, $35,000 of the note amount has been set aside as prepaid expenses by the lender for legal fees in association with the SB-2 filing.

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

There are 68 sold franchise units in 22 states and eight area franchises at September 30, 2004.

We have an accumulated deficit of approximately $15,558,000 and stockholders' deficit of approximately $927,000 as of September 30, 2004.

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


LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan arrangements. At September 30, 2004, we had negative working capital of approximately $1,404,000; however, our current liabilities include approximately $146,000 in deferred revenues; and $1,277,000 in convertible notes.

During the 3 months ended September 30, 2004, we issued 1,518,405 shares of common stock for $136,365 in cash.

We issued 380,889 shares for services rendered. Of these, 179,889 shares (valued at $71,956) were issued to one of our officers and our directors; 26,000 shares issued to employees (valued at $37,900) and 175,000 shares (valued at $153,950) were issued for consulting services to non-employees.

Although we experienced no growth in revenues for the three moths ended September 30, 2004 compared to the same period in the prior year, this may not be indicative of future operating results. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out postal franchisors for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.


At September 30, 2004 we employed six full time and one part time employees, and one full time independent contractors.


RECENT EVENTS

On August 17, 2004, Global secured a $2.2 million in equity financing pending an effective SB-2 registration filing with the Securities and Exchange Commission.

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



RESULTS OF OPERATIONS

FOR THE PERIOD ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Total revenues decreased approximately $320,000 or 48% from 2004 to 2003. Franchise fee revenue decreased $537,000 or 85% and franchise royalties increased approximately $2,000 or 7%.

Our franchise revenues decreased because we didn't sell any "Area Franchises" in The first quarter. We have identified approximately 100 potential areas in the US; to date we have sold only eight areas.

In addition, in fiscal 2004, we took control of the franchise store build-out process from our primary sub-contactor resulting in revenues of approximately $215,000. We did this to provide better service and improve the coordination of the activities of our franchisees during the store opening process. By managing this process we can expedite our franchisee store openings; and increase our ability to maintain a consistent store appearance and build-out quality.

Franchise royalties have increased, as we now have 62 open stores, many of which are now open over six months and are required to pay royalties. We are focusing our attention to improved royalty reporting and collection in fiscal 2005.

Deferred revenue of approximately $146,000 and $326,000 in 2004 and 2003 represents sold franchise store units and unfinished store build-outs that are in various stages of progress at the period end.

Selling, General and administrative expenses increased approximately by $72,000 or 18%. Of these expenses approximately $264,000 was paid with common stock.

Depreciation and amortization decreased approximately $7,700 or 85%, as a result of the decrease in the amount of equipment required to operate our company on a going forward basis.

Interest expense remained approximately $43,500, which is related to convertible debentures and shareholder loans.


CRITICAL ACCOUNTING POLICIES

Franchise Fee Revenue Recognition

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional fee. The initial franchise fee was $18,900 during fiscal year 2004, and is payable at signing. Global is increasing this fee to $20,900 in fiscal 2005 with no right of refund. As of September 30, 2004, there were 62 open franchise stores, and another 7 franchises sold but not ready to open resulting in deferred revenue of $141,000.

Global recognizes revenue on sales of franchises when all material services or conditions relating to the franchisee have been substantially performed or satisfied by Global which is deemed to have occurred when the franchisee signs a property lease for their store and is assigned a Postal Connections store number.

Build-out revenues are recognized as the funds are disbursed to the build-out contractor and other vendors. The build-out process occurs in the 4 to 6 week period leading up to the franchisee's opening day. At September 30, 2004 we had approximately $51,000 in deferred build-out revenue.

When an "Area Franchise" is sold we record the entire amount as revenue in that period. At September 30, 2004 Global has sold eight area franchises.


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

Item 3.  Controls and Procedures

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.



PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

In three month period ended September 30, 2004, the company sold 1,518,405 shares in exchange for $136,365 in cash and issued 380,889 of common shares valued at $263,806 to employees, investor relations and legal services.

The Company claims these issuances fit within the exemption provided by Sections 4(2) of the Securities Act of 1933, as amended, and the rules and regulations there under.


Item 6.  Exhibits

(a)      EXHIBITS

Exhibit Number                Title of Exhibit
--------------                ----------------
    31.1           Certification pursuant to Rule 13a-14(a) of the Securities
                    Exchange Act of 1934.
    32.1           Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                        GLOBAL BUSINESS SERVICES, INC.
                                               (Registrant)


                                    By: /s/ Stephen M. Thompson
                                        -----------------------
                                        Stephen M. Thompson,
                                        Chief Executive Officer

                                    By: /s/ Seth Horn
                                        -------------
                                        Seth Horn,
                                        Chief Financial Officer


Dated: November 24, 2004