Form 10QSB
period 2004-12-31
GLOBAL BUSINESS SERVICES INC
filed 2005-03-28
CIK 1082431

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2004

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _____________

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

213 S. Robertson Blvd. Beverly Hills, CA. 90211

(Address of principal executive offices)

(Issuer's telephone number) (310) 288-4585

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

                           Yes   [    ]        No    [      ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,954,955 shares of common stock, par value $.01 per share as of December 31, 2004.

 Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

This report has not been reviewed by the independent auditor in accordance with the Act; however, the Company intends to submit an amended report reviewed by the independent auditor.

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2004

4-5

Consolidated Statement of Operations

Three and Six Months Ended December 31, 2004 and 2003

6

Consolidated Statement of Stockholders’ Deficit

Six Months Ended December 31, 2004 and 2003

7

Consolidated Statement of Cash Flows

Six Months Ended December 31, 2004 and 2003

8

Notes to Financial Statements

9

Item 2.  Management’s Discussion and Analysis

10

Item 3.  Controls and Procedures

13

PART II – OTHER INFORMATION

13

Item 2.  Changes in Securities and Use of Proceeds

13

Item 6. Exhibits

13

          Certifications

Signatures

14

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS

Current assets
Cash	$ 106,877
Accounts receivable, net	121,577
Prepaid expenses	35,000
Current portion of notes receivable	337,320
Total current assets	600,774

Property and equipment - net of
accumulated depreciation of $8,175	10,983

Other assets
Goodwill	483,334
Long term portion of notes receivable	846,905
Intangible and other assets	(13,382)

Total assets	$ 1,928,614

See accompanying notes to financial statements.

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
December 31, 2004

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Debentures and accrued interest	$ 1,259,554
Convertible note	136,071
Accounts payable	164,690
Accrued expenses	800
Net liabilities from discontinued operations	289,555
Deferred revenue	139,394
Total current liabilities	1,990,064

Notes payable and accrued interest - related parties	895,791

Total liabilities	2,885,855

Stockholders' equity

Convertible preferred stock, $.01 Class A
4,500,000 shares authorized,
119,058 shares issued and outstanding	1,990
Convertible preferred stock, $.01 Class B
4,500,000 shares authorized,
202,993 shares issued and outstanding	2,030
Common stock, $.01 par value;
50,000,000 shares authorized,
6,954,955 shares issued and outstanding	69,550
Additional paid-in capital	15,017,331
Accumulated deficit	(16,048,142)
Stockholders' deficit	(957,241)

Total liabilities and stockholders' deficit	$ 1,928,614

The accompanying notes are an integral part of these financial statements.

GLOBAL BUSINESS SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended		For the three months ended
	December 31,		December 31,
	2004	2003	2004	2003

Revenues:
Sales of franchises	148,110	1,148,938	52,610	516,570
Build out revenue	413,021	-	198,252	-
Franchise royalties earned	96,059	76,091	58,806	40,876

Total Revenues	657,190	1,225,029	309,668	557,446

Operating Expenses:
Cost of goods sold	384,400	46,675	192,200	-
Selling, general & administrative	1,010,061	820,726	546,513	426,110
Depreciation and amortization	2,944	18,296	1,564	9,149

Total Operating Expenses	1,397,405	885,697	740,277	435,259

Operating Income (Loss)	(740,215)	339,332	(430,609)	122,187

Other Income and (Expense):
Other income	-	8,252	-	(698)
Interest expense	(127,961)	(104,697)	(84,450)	(52,317)

Total Other Income and (Expense)	(127,961)	(96,445)	(84,450)	(53,015)

Net Income (Loss) from continuting operations	(868,176)	242,887	(515,059)	69,172

Discontinued Operations
Income (Loss) from discontinued operations	48,221	(30,034)	25,212	(49,749)

Net Income (Loss)	(819,955)	212,853	(489,847)	19,423

Basic and diluted loss per share
Continuting operations	(0)	0	(0)	0
Discontinued operations	0	(0)	0	(0)

	(0)	0	(0)	0

Weighted average shares outstanding	6,954,975	20,503,731	6,954,975	20,503,731

The accompanying notes are an integral part of these financial statements.

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period Ended December 31, 2004
(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Class A		Class B		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Shares issued for:
Cash	1,5167	152	15,167	152	1,073,061	10,731	619,824	-	630,858
Services	-	-	-	-	603,982	6,040	667,482	-	673,522
Preferred stock conversion	(4,328)	(43)	(4,328)	(43)	8,656	86	-	-	-
Net loss	-	-	-	-	-	-	-	(466,842)	(466,842)
Reverse split: 1 for 15	(4,085,590)	(40,856)	(4,075,041)	(40,750)	(16,643,048)	(166,430)	248,037	-	-
Balances, June 30, 2004	223,655	2,236	234,204	2,342	3,135,598	31,356	14,195,190	(15,228,187)	(994,063)

Shares issued for:
Cash	-	-	-	-	1,518,405	15,184	121,181	-	136,365
Services	-	-	-	-	380,889	3,809	259,997	-	263,806
Preferred stock conversion	(24,597)	(246)	(31,211)	(312)	55,778	558	-	-	-
Net loss	-	-	-	-	-	-	-	(330,108)	(330,108)
Balances, September 30, 2004	199,058	1,990	202,993	2,030	509,0670	50,907	14,576,367	(15,558,295)	(924,000)

Shares issued for:
Cash	-	-	-	-	987,775	9,878	7,6547	-	86,425
Services	-	-	-	-	876,530	8,765	364,416	-	370,181
Net Income (loss)	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	(489,847)	(489,847)
Balances, December 31, 2004	199,058	1,990	202,993	2,030	6,954,975	69,550	15,017,330	(16,048,142)	(957,241)

The accompanying notes are an integral part of these financial statements.

GLOBAL BUSINESS SERVICES, INC and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

CASH FLOWS FROM	2004	2003
OPERATING ACTIVITIES:

Income (loss) from continuing operations	$ (868,176)	$ 242,887
Less: income (loss) from discontinued operations	48,221	(30,034)
Net Income (Loss)	(819,955)	212,853

Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization	19,015	18,297
Common stock issued for services	633,987	89,518
Changes in assets and liabilities:
(Increase) decrease in account receivable	(15,223)	24,208
Increase in notes receivable	(11,744)	-
Increase in prepaid expenses	(35,000)	-
Increase in other assets	1,993	(537)
(Decrease) increase in accounts and other payables	(29,597)	205,540
(Decrease) increase in accrued expenses	(37,504)	6,075
(Decrease) increase in deferred revenues	(15,567)	9,000
(Decreasee) in liabilities from discontinued operations	(15,027)	-
Net cash provided by (used in) operating activities	(324,622)	564,954

Investing activities
Disposal of property and equipment	-	(3,061)
Net cash used in investing activities	-	(3,061)

Financing activities
Issuance of shareholder notes	20,295	(893,756)
Payment of, proceeds from notes payable	136,072	56,165
Proceeds from the sales of stock	222,790	421,391
Net cash provided by financing activities	379,157	(416,200)

Net (decrease) increase in cash	54,535	145,693

Cash, beginning of period	52,342	14,204

Cash, end of period	$ 106,877	$ 159,897

The accompanying notes are an integral part of these financial statements.

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

NOTE 2 – SUBSEQUENT EVENT

On November 23, 2004, Global converted $857,371 of affiliate notes into 5,102,177 shares of common stock.  At the three months ended December 31, 2004, none of the shares had been issued.

On February 22, 2005 Global Business Services Group, Inc. (the “Company”) entered into an Agreement with American Sports and Golf Acquisitions Tour, Inc., a Delaware corporation (“ASGA”) and ASGA Tour, Inc. the sole shareholder of ASGA (the “Shareholder”).  The Agreement provides for the issuance by the Company to the Shareholder of 18,000,000 shares (the “Shares”) of its common stock in exchange for all of the issued and outstanding shares of ASGA.

Following such issuance the Shareholder will hold more than 67% of the total number of issued and outstanding shares of common stock of the Company. Pursuant to the Agreement the certificate representing the Shares will not be delivered to the Shareholder until July 15, 2005.  Pending such delivery the certificate will be held by a third party although the Shareholder will have all rights as a shareholder of the Company.

Pursuant to the Agreement Stephen M. Thompson, Harvey Judkowitz and George Marlowe resigned as directors of the Company effective February 22, 2005 and Tom Kidd, and Vera Harrell were appointed directors as of such date.

ASGA is in the business of developing, marketing, and conducting professional golf events for aspiring professionals, former tour players, and celebrities, under the brand name ASGA Tour.  The Tour events are televised pursuant to a Television Broadcast Agreement with the Golf Channel under its program title “54 Holes to Sunday”.

Changes in Control of Registrant

Pursuant to the Agreement described in this current report, ASGA Tour, Inc., a Delaware corporation (the “Shareholder”) became the holder of more than 67% of the outstanding shares of common stock of the Company.  The shareholders of the Shareholder and their percentage of shareholdings in the Shareholder are as follows: Tom Kidd – 50.9%, Robert Marshburn – 32.4%, Vera Harrell – 9.3%, Brett Hanson – 4.9%, Kenneth Steiner – 2.5%.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

In accordance with the terms of the Agreement described in the current report, Stephen M. Thompson resigned as President and CEO and Harvey Judkowitz and George Marlowe resigned as directors of the Company effective February 22, 2005 and Tom Kidd and Vera Harrell were appointed directors as of such date, and Tom Kidd was appointed as President and CEO of the Company.

Termination of a Material Definitive Agreement

On March 16, 2005, the Agreement was rescinded.  Messrs. Thompson, Judkowitz and Marlowe have been reinstated as Officer and Director(s) respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERAITONS.

OVERVIEW

Global Business Services, Inc. (“Global”) through its subsidiary Postal Connections of America Franchise Corp. (“Postal Connections”) is a franchisor of retail stores that provide postal, shipping and other business services and supplies.  The postal and business services include parcel packing and shipping, fax, copies, mail box rentals, money orders and transfer, and E-Bay selling services.  The stores also offer a variety of goods for retail sale, including office supplies, packing materials, legal forms, greeting cards, and other items.

There are 69 sold franchise units in 21 states and eight area franchises at December 31, 2004.

We believe that operating losses and negative operating cash flows are likely to continue for at least the next nine months, because of expected additional costs and expenses related to brand development, marketing and other promotional activities; hiring of sales and other personnel; the expansion of infrastructure and customer support services; expansion of franchise sales activities; strategic relationship development; and potential acquisitions of complementary businesses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan agreements.  At December 31, 2004, we had negative working capital of approximately $1,400,000; however, our current liabilities include approximately $138,394 in deferred revenues; and $1,277,000 in convertible notes.

During the 3 months ended December 31, 2004, we issued 987,775 shares of common stock for $86,425 in cash.

We issued 876,530 shares for services rendered.  Of these, 471,530 shares (valued at $217,181) were issued to our officers and our directors; 405,000 shares (valued at $153,000) were issued for consulting services to non-employees.

Although we experienced no growth in revenues for the three months ended December 31, 2004 compared to the same period in the prior year, this may not be indicative of future operating results.  Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance.  The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out postal franchisors for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be not assurance that we will obtain such funding.

As December 31, 2004 we employed six full-time and one part-time employees, and one full time independent contractor.

RECENT EVENTS

On January 25, 2005, Seth Horn, Chief Financial Officer of Global Business Systems resigned.  He was replaced by Paul T. Robinson.

On January 31, 2005, the annual shareholders’ meeting was held in Los Angeles.  The shareholders’ elected the same board of directors.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Total revenues decreased approximately $247,495 or (44%) from the three months ended December 31, 2004 to 2003.  For the same period, franchise fee revenue decreased $463,960 or 90% and franchise royalties increased approximately $17,930 or 44%.

Our franchise revenues decreased because we didn’t see any “Area Franchises” in the second quarter.  We have identified approximately 100 potential areas in the US; to date we have sold only eight areas.

Franchise royalties have increased, as we now have 57 open stores, many of which are now open over six months and are required to pay royalties. We are focusing our attention to improved royalty reporting and collection in fiscal 2005.

Deferred revenue of approximately $139,394 and $226,800 in 2004 and 2003 represents sold franchise store units and unfinished store build-outs that are in various stages of progress at the period end.

Selling, General and Administrative expenses increased approximately by $111,254 or 28%.

Depreciation and amortization decreased approximately $7,585 or 83%, as a result of decrease in the amount of equipment required to operate our company on a going forward basis.

Interest expense was approximately $84,450 for the three months ended December 31, 2004, which is related to convertible debentures and shareholder loans.

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Total revenues decreased approximately $567,839 or (46%) from the six months ended December 31, 2004 to 2003.  For the same period, franchise fee revenue decreased $1,000,828 or 87% and franchise royalties increased approximately $19,968 or 26%.

Our franchise revenues decreased because we didn’t see any “Area Franchises” in the second quarter.  We have identified approximately 100 potential areas in the US; to date we have sold only eight areas.

Franchise royalties have increased, as we now have 57 open stores, many of which are now open over six months and are required to pay royalties. We are focusing our attention to improved royalty reporting and collection in fiscal 2005.

Deferred revenue of approximately $139,394 and $226,800 in 2004 and 2003 represents sold franchise store units and unfinished store build-outs that are in various stages of progress at the period end.

Selling, General and Administrative expenses increased approximately by $189,335 or 23%.

Depreciation and amortization decreased approximately $15,352 or 84%, as a result of decrease in the amount of equipment required to operate our company on a going forward basis.

Interest expense was approximately $127,961 for the six months ended December 31, 2004, which is related to convertible debentures and shareholder loans.

CRITICAL ACCOUNTING POLICIES

Franchise Fee Revenue Recognition

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional fee.  The initial franchise fee was $18,900 during fiscal year 2004, and is payable at signing. Global has increased this fee to $20,900 in fiscal 2005 with no right of refund. As of December 31, 2004, thee were 57 open franchise stores and another 2 franchises sold but not ready to open resulting in deferred revenue of $39,800.

Global recognizes revenue on sales of franchises when all material services or conditions relating to the franchisee have been substantially performed or satisfied by Global which is deemed to have occurred when the franchisee signs a property lease for their store and is assigned a Postal Connections store number.

Build-out revenues are recognized as the funds are disbursed to the build-out contractor and other venders. The build-out process occurs in the 4 to 6 week period leading up to the franchisee’s opening day. At December 31, 2004 we had approximately $198,252 in deferred build-out revenue.

When an “Area Franchise” is sold we record the entire amount as revenue in that period. At December 31, 2004 Global has sold eight area franchises.

Royalty Revenue

Services performed subsequent to the store opening are compensated by a royalty fee. Franchisees are required to make royalty payments of approximately 4% on specific revenue items after being open six months. Royalty and fee revenue from franchisees are due monthly and there are no minimum sales requirements. Nine of the earliest franchisees have contract that permits a flat $500 per month fee in lieu of sales volume based fee.

CONVERTIBLE NOTE PAYABLE

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

The convertible feature of the $160,000 Convertible Note provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-

27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $128,571 related to these notes and recorded such amount as a debt discount. Such discount will be amortized to interest expense over the term of the notes. Amortization expense during the nine months ended September 30, 2004 approximated $23,928.49.

Item 3. Controls and Procedures

As the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclose controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost verses benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In the three month period ended December 31, 2004, the company sold 987,775 shares in exchange for $86,425 in cash and issued 876,530 of common shares valued at $370,181 to employees, investor relations and legal services.

The Company claims these issuances fit within the exemption provided by Sections 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder.

Item 6.   Exhibits

Exhibit Number

Title of Exhibit

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BUSINESS SERVICES, INC.

       (Registrant)

By: /s/ Stephen M. Thompson

Stephen M. Thompson

Chief Executive Officer

By: /s/ Paul Robinson

Paul Robinson

Chief Financial Officer

Dated:   March 28, 2005

14