Form 10QSB/A
period 2004-12-31
GLOBAL BUSINESS SERVICES INC
filed 2005-04-20
CIK 1082431

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

3-4

Consolidated Statement of Operations

Three and Six Months Ended December 31, 2004 and 2003

5

Consolidated Statement of Stockholders’ Deficit

Six Months Ended December 31, 2004 and 2003

6

Consolidated Statement of Cash Flows

Six Months Ended December 31, 2004 and 2003

7

Notes to Financial Statements

8

Item 2.  Management’s Discussion and Analysis

9

Item 3.  Controls and Procedures

11

PART II – OTHER INFORMATION

12

Item 2.  Changes in Securities and Use of Proceeds

12

Item 6. Exhibits

12

          Certifications

12

Signatures

13

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS

Current assets
Cash	$ 106,877
Accounts receivable, net	121,577
Prepaid expenses	35,000
Current portion of notes receivable	337,320
Total current assets	600,774

Property and equipment - net of
accumulated depreciation of $8,175	10,983

Other assets
Goodwill	233,334
Long term portion of notes receivable	757,380
Intangible and other assets	10,565

Total assets	$ 1,613,036

See accompanying notes to financial statements.

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
December 31, 2004

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Debentures and accrued interest	$ 1,259,554
Convertible note, net of $23,929 discount	136,071
Amortization of convertible note	23,929
Accounts payable	164,690
Accrued expenses	800
Net liabilities from discontinued operations	289,555
Deferred revenue	139,394
Total current liabilities	2,013,993

Notes payable and accrued interest - related parties	890,459

Total liabilities	2,904,452

Stockholders' equity

Convertible preferred stock, $.01 Class A
4,500,000 shares authorized,
119,058 shares issued and outstanding	1,990
Convertible preferred stock, $.01 Class B
4,500,000 shares authorized,
202,993 shares issued and outstanding	2,030
Common stock, $.01 par value;
50,000,000 shares authorized,
6,954,955 shares issued and outstanding	69,550
Additional paid-in capital	15,005,071
Accumulated deficit	(16,353,542)
Stockholders' deficit	(1,291,416)

Total liabilities and stockholders' deficit	$ 1,613,036

The accompanying notes are an integral part of these financial statements.

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	For the six months ended December 31,		For the three months ended December 31,

	2004	2003	2004	2003

Revenues:
Sales of franchises	$ 148,110	$ 1,148,938	$ 52,610	$ 516,570
Build out revenue	429,538	-	214,769	-
Franchise royalties earned	96,059	76,091	58,806	40,876

Total Revenues	673,707	1,225,029	326,185	557,446

Operating Expenses:
Cost of goods sold	384,400	46,675	192,200	-
Selling, general & administrative	1,122,802	820,726	659,254	426,110
Depreciation and amortization	2,620	18,296	1,240	9,149
Goodwill impairment loss	250,000	-	250,000	-

Total Operating Expenses	1,759,822	885,697	1,102,694	435,259

Operating Income (Loss)	(1,086,115)	339,332	(776,509)	122,187

Other Income and (Expense):
Other income	-	8,252	-	(698)
Interest expense	(127,961)	(104,697)	(84,450)	(52,317)

Total Other Income and (Expense)	(127,961)	(96,445)	(84,450)	(53,015)

Net Income (Loss) from continuting operations	(1,214,076)	242,887	(860,959)	69,172

Discontinued Operations
Income (Loss) from discontinued operations	48,221	(30,034)	25,212	(49,749)

Net Income (Loss)	($1,165,855)	$212,853	($835,747)	$19,423

Basic and diluted loss per share
Continuting operations	($0.174)	$0.012	($0.074)	$0.003
Discontinued operations	$0.014	($0.001)	$0.004	($0.002)

	($0.160)	$0.011	($0.070)	$0.001

Weighted average shares outstanding	6,954,975	20,503,731	6,954,975	20,503,731

The accompanying notes are an integral part of these financial statements.

	GLOBAL BUSINESS SERVICES, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT)
	SIX MONTHS ENDED DECEMBER 31, 2004

	Preferred Stock		Preferred Stock				Additional
	Class A		Class B		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Shares issued for:
Cash	15,167	$152	15,167	$152	1,073,061	$10,731	$619,824	-	$630,858
Services	-	-	-	-	603,982	6,040	667,482	-	673,522
Preferred stock conversion	(4,328)	(43)	(4,328)	(43)	8,656	86	-	-	-
Net loss	-	-	-	-	-	-	-	(466,842)	(466,842)
Reverse split: 1 for 15	(4,085,590)	(40,856)	(4,075,041)	(40,750)	(16,643,048)	(166,430)	248,037	-	-
Balances, June 30, 2003	223,655	2,236	234,204	2,342	3,135,598	31,356	14,182,930	(15,187,687)	(982,337)

Shares issued for:
Cash	-	-	-	-	1,518,405	15,184	121,181	-	136,365
Services	-	-	-	-	380,889	3,809	259,997	-	263,806
Preferred stock conversion	(24,597)	(246)	(31,211)	(312)	55,778	558	-	-	-
Net loss	-	-	-	-	-	-	-	(330,108)	(330,108)
Balances, September 30, 2004	199,058	1,990	202,993	2,030	5,090,670	50,907	14,564,108	(15,517,795)	(912,274)

Shares issued for:
Cash	-	-	-	-	987,775	9,878	76,547	-	86,425
Services	-	-	-	-	876,530	8,765	364,416	-	370,180
Net Income (loss)	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	(835,747)	(835,747)
Balances, December 31, 2004	199,058	$1,990	202,993	$2,030	6,954,975	$69,550	$ 15,005,071	($16,353,542)	($1,291,416)

The accompanying notes are an integral part of these financial statements.

GLOBAL BUSINESS SERVICES, INC and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)

CASH FLOWS FROM	2004	2003
Operating Activities

Income (loss) from continuing operations	$ (1,214,076)	$ 242,887
Less: income (loss) from discontinued operations	48,221	(30,034)
Net Income (Loss)	(1,165,855)	212,853
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization	2,620	18,297
Goodwill impairment loss	250,000
Common stock issued for services	633,987	89,518

Changes in assets and liabilities:
Increase in account receivable	(15,233)	24,208
Increase in notes receivable	37,847	-
Increase in prepaid expenses	(35,000)	-
(Decrease) in other assets	1,111	(537)
(Decrease) increase in accounts and other payables	(29,597)	205,540
(Decrease) increase in accrued expenses	(37,504)	6,075
(Decrease) increase in deferred revenues	(20,899)	9,000
(Decrease) in liabilities from discontinued operations	(28,317)	-
Net cash provided by (used in) operating activities	(406,840)	564,954

Investing activities
Disposal of property and equipment	-	(3,061)
Net cash used in investing activities	-	(3,061)

Financing activities
Issuance of shareholder notes	78,585	(893,756)
Payment of, proceeds from notes payable	160,000	56,165
Proceeds from the sales of stock	222,790	421,391
Net cash provided used in financing activities	461,375	(416,200)

Net increase in cash	54,535	145,693

Cash, beginning of period	52,342	14,204

Cash, end of period	$ 106,877	$ 159,897

Supplemental Disclosure: Non-cash Items - stock issued for services $364,416

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL BUSINESS SERVICES AND SUBSIDIARIES

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

On March 16, 2005, the Agreement was rescinded.  Messrs. Thompson and Marlowe have been reinstated as Officer and Director respectively. Mr. Judkowitz resignation remains in effect as of February 22, 2005.

NOTE 3 – DISCONTINUED OPERATIONS

The liability components from discontinued operations were composed of property and equipment net of $198,267, leasehold improvements net of $81,938, deposits net of $4,264 for a total of $284,469.

ITEM 1. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERAITONS.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan agreements.  At December 31, 2004, we had negative working capital of approximately $1,400,000; however, our current liabilities include approximately $139,394 in deferred revenues; and $1,277,000 in convertible notes.

During the 3 months ended December 31, 2004, we issued 987,775 shares of common stock for $86,425 in cash.

We issued 876,530 shares for services rendered.  Of these, 621,530 shares (valued at $269,681) were issued to our officers and our directors; 255,000 shares (valued at $100,500) were issued for consulting services to non-employees.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Total revenues decreased approximately $247,778 or 44% from the three months ended December 31, 2004 to 2003.  Franchise fee revenue decreased $463,960 or 90% and franchise royalties increased approximately $17,930 or 44%.

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

Selling, General and Administrative expenses increased approximately by $160,747 or 38%.

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

FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Total revenues decreased approximately $567,839 or 46% from the three months ended December 31, 2004 to 2003.  For the same period, franchise fee revenue decreased $1,000,828 or 87% and franchise royalties increased approximately $19,968 or 26%.

Selling, General and Administrative expenses increased approximately by $229,679 or 28%.

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

Build-out revenues are recognized as the funds are disbursed to the build-out contractor and other venders. The build-out process occurs in the 4 to 6 week period leading up to the franchisee’s opening day. For the three months ended December 31, 2004 we recognized $198,252 in deferred build-out revenue.

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

The convertible feature of the $160,000 Convertible Note provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $128,571 related to these notes and recorded such amount as a debt discount. Such discount will be amortized to interest expense over the term of the notes. Amortization expense during the nine months ended September 30, 2004 approximated $23,928.49.

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

PART II – OTHER INFORMATION

Item 2.Changes in Securities and Use of Proceeds

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

Dated:   April 19, 2005

13