Form 10QSB
period 2005-03-31
GLOBAL BUSINESS SERVICES INC
filed 2005-05-23
CIK 1082431

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2005

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

                           Yes   [    ]        No    [      ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,859,652 shares of common stock, par value $.01 per share as of March 31, 2005.

 Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet as of March 31, 2005

3-4

Consolidated Statement of Operations

Three and Nine Months Ended March 31, 2005 and 2004

5

Consolidated Statement of Stockholders’ Deficit

Nine Months Ended March 31, 2005 and 2004

6

Consolidated Statement of Cash Flows

Nine Months Ended March 31, 2005 and 2004

7

Notes to Financial Statements

8

Item 2.  Management’s Discussion and Analysis

9

Item 3.  Controls and Procedures

12

PART II – OTHER INFORMATION

12

Item 2.  Changes in Securities and Use of Proceeds

13

Item 6. Exhibits

12

          Certifications

12

Signatures

13

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL BUSINESS SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(Unaudited)

ASSETS

Current assets
Cash	$ 91,700
Accounts receivable, net	128,262
Prepaid expenses	3,175
Current portion of notes receivable	337,320
Total current assets	560,457

Property and equipment - net of
accumulated depreciation of $8,175	10,307

Other assets
Goodwill	233,334
Long term portion of notes receivable	747,576
Intangible and other assets	9,982

Total assets	$ 1,561,656

The accompanying notes are an integral part of these financial statements

GLOBAL BUSINESS SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Debentures and accrued interest	$ 1,292,575
Convertible note, net of $40,000 discount	120,000
Amortization of convertible note	40,000
Accounts payable	83,906
Accrued expenses	800
Net liabilities from discontinued operations	287,197
Deferred revenue	114,168
Total current liabilities	1,938,646

Notes payable and accrued interest - related parties	920,357

Total liabilities	2,859,003

Stockholders' equity

Convertible preferred stock, $.01 Class A
4,500,000 shares authorized,
119,058 shares issued and outstanding	1,990
Convertible preferred stock, $.01 Class B
4,500,000 shares authorized,
202,993 shares issued and outstanding	2,030
Common stock, $.01 par value;
50,000,000 shares authorized,
7,859,652 shares issued and outstanding	78,596
Additional paid-in capital	15,211,608
Accumulated deficit	(16,591,571)
Stockholders' deficit	(1,297,347)

Total liabilities and stockholders' deficit	$ 1,561,656

The accompanying notes are an integral part of these financial statements

GLOBAL BUSINESS SERVICES, INC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	For the nine months ended		For the three months ended
	March 31,			March 31,
	2005	2004	2005	2004

Revenues:
Sales of franchises	$ 238,395	$ 2,121,649	$ 90,285	$ 972,711
Build out revenue	497,658	-	68,120	-
Franchise royalties earned	231,365	141,198	135,306	65,107

Total Revenues	967,418	2,262,847	293,711	1,037,818

Operating Expenses:
Cost of goods sold	434,851	834,695	50,451	788,020
Selling, general & administrative	1,541,917	1,190,978	419,115	370,252
Depreciation and amortization	3,862	27,446	1,242	9,150
Goodwill impairment loss	250,000	-	-	-
Total Operating Expenses	2,230,630	2,053,119	470,808	1,167,422

Operating Income (Loss)	(1,263,212)	209,728	(177,097)	(129,604)

Other Income and (Expense):
Other income	-	8,957	-	705
Interest expense	(173,604)	(155,942)	(45,643)	(51,245)

Total Other Income and (Expense)	(173,604)	(146,985)	(45,643)	(50,540)

Net Income (Loss) from continuing operations	(1,436,816)	62,743	(222,740)	(180,144)

Discontinued Operations
Income from discontinued operations	73,433	(68,142)	25,212	(38,108)

Loss	(1,363,383)	(5,399)	(197,528)	(218,252)

Basic and diluted income (loss) per share
Continuing operations	(0.183)	0.003	(0.028)	(0.009)
Discontinued operations	0.009	(0.003)	0.003	(0.002)

	(0.115)	0.000	(0.025)	(0.011)

Weighted average shares outstanding	7,859,652	20,503,731	7,859,652	20,503,731

The accompanying notes are an integral part of these financial statements

GLOBAL BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT)
NINE MONTHS ENDED MARCH 31, 2005

	Preferred Stock		Preferred Stock				Additional
	Class A		Class B		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, June 30, 2004	223,655	2,236	234,204	2,342	3,135,598	31,356	14,195,190	(15,228,187)	(997,063)

Shares issued for:
Cash	-	-	-	-	1,518,405	15,184	121,181	-	136,365
Services	-	-	-	-	380,889	3,809	259,997	-	263,806
Preferred stock conversion	(24,597)	(246)	(31,211)	(312)	55,778	558	-	-	-
Net loss	-	-	-	-	-	-	-	(330,107)	(330,107)
Balances, September 30, 2004	199,058	1,990	202,993	2,030	5,090,670	50,907	14,576,368	(15,558,294)	(926,999)

Shares issued for:
Cash	-	-	-	-	987,775	9,878	76,547	-	86,425
Services	-	-	-	-	876,530	8,765	364,416	-	373,181
Net loss	-	-	-	-	-	-	-	(835,748)	(835,748)
Balances, December 31, 2004	199,058	1,990	202,993	2,030	6,954,975	69,550	15,017,331	(16,394,042)	(1,303,141)

Shares issued for:
Cash	-	-	-	-	335,150	3,351	75,858	-	79,209
Services	-	-	-	-	569,527	5,695	118,419	-	124,114
Net loss	-	-	-	-	-	-	-	(197,529)	(197,529)
Balances, March 31, 2005	199,058	1,990	202,993	2,030	7,859,652	78,596	15,211,608	(16,591,571)	(1,297,347)

The accompanying notes are an integral part of these financial statements

GLOBAL BUSINESS SERVICES, INC and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

CASH FLOWS FROM	2005	2004
Operating Activities

Loss from continuing operations	(1,436,817)	(5,399)
Less: income from discontinued operations	73,433	-
Net Loss	(1,363,384)	(5,399)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization	53,195	27,446
Goodwill impairment loss	250,000	-
Common stock issued for services	758,100	204,371

Changes in assets and liabilities:
(Increase) decrease in account receivable	(21,908)	22,345
Decrease in notes receivable	59,602	-
Increase in prepaid expenses	(37,175)	-
(Increase) decrease in other assets	14,911	(537)
(Decrease) in accounts and other payables	(110,381)	75,347
(Decrease) in accrued expenses	(37,504)	(98,162)
(Decrease) in deferred revenues	(46,125)	(9,900)
(Decrease) in liabilities from discontinued operations	(30,675)	-
Net cash provided by (used in) operating activities	(511,344)	215,511

Investing activities
Disposal of property and equipment	-	(3,061)
Net cash used in investing activities	-	(3,061)

Financing activities
Proceeds from (repayments of) shareholder notes	74,167	(881,469)
Proceeds from notes payable	120,000	167,497
Proceeds from the sales of stock	302,000	494,344
Net cash provided by (used in) financing activities	496,167	(219,628)

Net decrease in cash	(15,177)	(7,178)

Cash, beginning of period	106,877	14,204

Cash, end of period	91,700	7,026

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Global Business Services, Inc. and its subsidiaries (“Global” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Global's Form 10-KSB for the year ended as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the 2004 audited financial statements, as reported in the 10-KSB, have been omitted.

NOTE 2 – DISCONTINUED OPERATIONS

Net liability of discontinued operations were composed of accounts payable of approximately $260,000 and lease liabilities of $27,000 for a total of $287,000.

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

There are 57 sold franchise units in 21 states and eight area franchises at March 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan agreements.  At March 31, 2005, we had negative working capital of approximately $1,549,000; however, our current liabilities include approximately $114,168 in deferred revenues; and $1,252,575 in convertible notes.

During the 3 months ended March 31, 2005, we issued 335,150 shares of common stock for $75,858 in cash.

We issued 569,527 shares for services rendered.  Of these, 551,345 shares (valued at $114,419) were issued to our officers and our directors; 18,182 shares (valued at $4,000) were issued for consulting services to non-employees.

Although we experienced no growth in revenues for the three months ended March 31, 2005 compared to the same period in the prior year, this may not be indicative of future operating results.  Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance.  The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out postal franchisors for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be not assurance that we will obtain such funding.

As of March 31, 2005 we employed six full-time and one part-time employees, and one full time independent contractor.

RESULTS OF OPERATIONS

FOR THE THREE PERIOD ENDED MARCH 31, 2005 AND MARCH 31, 2004

Total revenues decreased approximately $744,107 or 72% from the three months ended March 31, 2005 to 2004.  Franchise fee revenue decreased $882,426 or 91% and franchise royalties increased approximately $70,199 or 108%.

Our franchise revenues decreased because we didn’t have any “Area Franchises” in the second quarter.  We have identified approximately 100 potential areas in the US; to date we have sold only eight areas.

Franchise royalties have increased, as we now have 57 open stores, many of which are now open over six months and are required to pay royalties. We are focusing our attention to improved royalty reporting and collection in fiscal 2005.

Selling, General and Administrative expenses increased approximately by $48,864 or 13%.

Depreciation and amortization decreased approximately $7,909 or 86%, as a result of decrease in the amount of equipment required to operate our company on a going forward basis.

Interest expense was approximately $45,643 for the three months ended March 31, 2005, which is related to convertible debentures and shareholder loans.

FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2005 AND MARCH 31, 2004

Total revenues decreased approximately $1,295,429 or 57% from the nine months ended March 31, 2005 to 2004.  For the same period, franchise fee revenue decreased $1,883,254 or 88% and franchise royalties increased approximately $90,167 or 64%.

Selling, General and Administrative expenses increased approximately by $350,940 or 29%.

Depreciation and amortization decreased approximately $23,585 or 86%, as a result of decrease in the amount of equipment required to operate our company on a going forward basis.

Interest expense was approximately $127,961 for the nine months ended March 31, 2005, which is related to convertible debentures and shareholder loans.

CRITICAL ACCOUNT POLICIES

Franchise Fee Revenue Recognition

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional fee.  The initial franchise fee was $18,900 during fiscal year 2004, and is payable at signing. Global has increased this fee to $20,900 in fiscal 2005 with no right of refund. As of March 31, 2005, there were 57 open franchise stores and another 2 franchises sold but not ready to open resulting in deferred revenue of $114,168.

Global recognizes revenue on sales of franchises when all material services or conditions relating to the franchisee have been substantially performed or satisfied by Global which is deemed to have occurred when the franchisee signs a property lease for their store and is assigned a Postal Connections store number.

Build-out revenues are recognized as the funds are disbursed to the build-out contractor and other venders. The build-out process occurs in the 4 to 6 week period leading up to the franchisee’s opening day. For the three months ended March 31, 2005 we recognized $68,120 in deferred build-out revenue.

When an “Area Franchise” is sold we record the entire amount as revenue in that period. As of March 31, 2005 Global has sold eight area franchises.

Royalty Revenue

Services performed subsequent to the store opening are compensated by a royalty fee. Franchisees are required to make royalty payments of approximately 4% on specific revenue items after being open six months. Royalty and fee revenue from franchisees are due monthly and there are no minimum sales requirements. Nine of the earliest franchisees have contracts that permit a flat $500 per month fee in lieu of sales volume based fee.

Convertible Note Payable

On August 17, 2004, Global sold a $160,000 convertible note. The note bears an interest rate of 5% per annum, which is payable monthly in cash. The note matures two years from the issue date. The note's conversion price is based on 80% of the Company's average stock price for five days prior to the conversion, with a floor price of $.50. The conversion shall commence no less than 30 days after the filing of an effective SB-2. At that time the Company has the option to convert between 5 and 15% of the note each month.

The Company issued 2,000,000 common stock warrants in conjunction with the convertible note. These warrants are exercisable at the same price as the conversion price of the note, and in the same proportion as the amount of the note conversion.

In addition, the Company has an option to sell an additional $150,000 of convertible notes upon an effective SB-2.

As of September 30, 2004, $35,000 of the note amount has been set aside as SB expenses by the lender for legal fees in association with the SB-2 filing.

The convertible feature of the $160,000 Convertible Note provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $128,571 related to these notes and recorded such amount as a debt discount. Such discount will be amortized to interest expense over the term of the notes. Amortization expense during the nine months ended March 31, 2005 approximated $40,000.

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

Item 6. Exhibits

Exhibit Number

Title of Exhibit

31.1

Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2

Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

Dated:   May 23, 2005

13