Form 10KSB
period 2005-06-30
GLOBAL BUSINESS SERVICES INC
filed 2007-01-24
CIK 1082431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2005

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Registrant's revenues for its most recent fiscal year: $914,233.00

As of June 30, 2005, 7,908,961 shares of common stock were outstanding and the shares held by non-affiliates was approximately $302,450.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format: Yes [X] No [  ]

GLOBAL BUSINESS SERVICES, INC.
Annual Report on Form 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS and,
ITEM 2. DESCRIPTION OF PROPERTY

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Global Business Services, Inc., its wholly-owned subsidiary, Cyber Centers, Inc. or its indirect wholly-owned subsidiary Postal Connections of America Franchise Corp. (collectively "the Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to June 30, 2005.

BACKGROUND

Global Business Services, Inc. ("GBS" or "Global") through its wholly-owned subsidiary, Cyber Centers, Inc. ("Cyber Centers" or "CCI"), and CCI's subsidiary, Postal Connections of America Franchise Corp. ("Postal Connections" or "PCA") is the franchisor of retail stores that provide postal, shipping and other business services and supplies.

On July 9, 1998 Better Technologies, Inc. was formed as a Nevada corporation. The corporation's name was changed to Inbound.com, Inc. in December 1999 and to Cyber Centers, Inc. on October 22, 2000. In October 1999, Better Technologies, Inc. acquired assets consisting of a substantial art collection and several websites and Internet domain names with the intention of operating an Internet retail art business. The business was not successfully developed. In August 2002 we sold the website and domain name assets valued at $1,750,000 for investor relations services to be performed over a three year period. We took an impairment loss for the artwork in the year ended June 30, 2002. CCI's only ongoing business is the ownership of the franchise business.

During fiscal 2003, the Company adopted a formal plan to discontinue the direct ownership of corporate retail stores and to continue solely as a franchisor. Management successfully disposed of, or closed all of the stores during fiscal 2004. The business activity of the corporate retail stores is summarized in the balance sheet as net liabilities of discontinued operations and in the statement of operations as net income (loss) from discontinued operations.

As of June 30, 2005 PCA is the franchisor of 55 independently owned locations (21 of which have not yet commenced operations) in twenty two states and seven area franchises.

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

Shipping - Stores offer shipping services through UPS, FedEx, USPS and other national, regional and international carriers, and can assist the customer in selecting the most appropriate and effective methods of packaging and sending parcels. Each store has software to enable rapid and accurate determination of charges for shipping based upon weight and the carrier selected. Shipping services constitute the most frequently used category of services and generate the highest proportion of revenues. Service representatives advise customers about the packaging requirements of the various carriers, provide packaging of items for shipment, and sell packaging materials and postal supplies.

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

Communications Services - Postal Connections offers customers: fax, voice mail, and wire transfer of funds.

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

STORE DEVELOPMENT

Our goal is to expand the franchise network through franchise sales by acquiring other existing franchise networks and consolidate these acquisitions under one brand name.

As of June 30, 2005 we had franchised 55 locations in 22 states and seven area franchises (21 stores not yet opened). Rapid expansion can be achieved through the sale of individual franchise locations. The Company's franchise sales strategy is to price franchise fees lower than competitors, thus compensating for our early stage of network development and low name recognition. The current franchise fee for an individual store is $20,900 with fees for a second unit by the same franchisee at $9,900 and $7,900 each for all additional units. Management believes that lower franchise fees provide greater perceived value to prospective franchisees who comparison shop among competitor companies. We also have a store conversion program to induce independent owner-operators to become Postal Connections franchisees. The franchise fee for a conversion is $6,900.

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

Starting in fiscal 2004, we took control of the franchise store build-out process from our primary sub-contactor. We did this to provide better service and improve the coordination of the activities of our franchisees during the store opening process. By being responsible for this process we can expedite our franchisee store openings; and increase our ability to maintain a consistent store appearance, build-out quality, design, provide fixtures and equipment for and build out new locations. It is imperative to management that an active interface be maintained with all vendors associated with the build-out of a franchise. Each company involved in the build-out process has specific criteria and requirements to be determined, managed and approved by the Company. The timeliness and the exactitude of the store presentation speaks directly to the Company’s “Brand Value” and as such, is not arbitrary. The Company calculates a 30-35% gross margin for the extensive time and energy and manpower involved in the completion of franchise build-outs. This margin is reflected in the build out revenue and, as such, is considered a profit center for the Company.

Franchisees are required to have Postal Connection manage their store build-out. Through this program we have developed a prefabricated modular fixture package, which includes walls, cabinets, display systems and other fixtures. We believe that the modular fixture package, which can be shipped directly to the site of the new store, expedites construction, helps control costs for the franchisee and assists in maintaining a standard appearance for all new Postal Connections locations. The cost to the franchisee for an entirely equipped build-out ranges approximately $86,000 depending on the size of the facility and how many copiers the franchisee decides to purchase.

We offer area franchises, each of which includes a territory with a population of 250,000 or more. Seven have been sold as of the date of this report. Area development franchises will be awarded to existing franchisees and others who agree to locate new sites for stores and help qualify and sell to individual franchisee prospects, assist in the build out of new locations and provide operational support to the franchisees in their territory.

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

To date, seven area franchises have been sold. We have completed filing the documents necessary for the offer and sale of area development franchises in California only. We may also offer and sell area development franchises in 37 states without filing requirements. The Company plans to market international master franchise licenses entitling the licensee to utilize the name Postal Connections. These master licenses will be exclusive territorial licenses with license fees and royalty payments to be negotiated on a case by case basis.

Franchise Agreements and Fees

Each individual franchisee enters into a franchise agreement with us. The franchise agreement requires an initial franchise fee which is currently $20,900. The initial fee may vary under special circumstances, including conversions by independent owners to Postal Connections franchises and the sale of multiple locations to the same franchise owner. In addition to the initial franchise fee, individual franchise owners are required to pay a monthly royalty equal to 4% of their gross revenues, excluding revenues derived from certain items having low profit margins, such as stamps, metered mail, money orders and money transfers. Ten franchisees under agreements entered into prior to October 31, 1999 pay a flat monthly fee of $500 each. In addition, the franchise agreement requires individual franchise owners to pay a common advertising fee of 2% of revenues, which are subject to royalties. We have exercised our option to suspend these advertising fees until, in our judgment, the number of franchisees has grown to sufficient size to utilize regional or national media advertising program. There are no current plans to reinstate the advertising fees.

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

EMPLOYEES

As of June 30, 2005, we employed approximately 4 full-time and 1 part-time employee and 3 independent contractors.

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

5. We Depend On Certain Key Personnel

Stephen M. Thompson, our president and CEO, has been a significant factor in our development. We currently depend upon his services in these capacities. The loss of Mr. Thompson's services, or his inability to devote sufficient attention to its operations, could materially and adversely affect our operations. We do not maintain key man life insurance on Mr. Thompson. He has entered into an employment agreement amended from time-to-time, and an agreement not to compete with us.

6. Our Authorized Preferred Stock Exposes Stockholders to Certain Risks

Our Certificate of Incorporation authorizes the issuance of up to 9,000,000 shares of Preferred Stock. The authorized Preferred Stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. While the Board of Directors must exercise its fiduciary duties in connection with the creation and issuance of any Preferred Stock, any Preferred Stock hereafter created could feature rights and preferences adverse to the holders of Common Stock. In February 2003 the Board of Directors designated the creation of 3,200,000 shares of Series A Convertible Preferred Stock and 3,200,000 shares of Series B Convertible Preferred Stock in connection with the acquisition by the Company of all of the outstanding shares of Common Stock of Cyber Centers, Inc. Each share of Series A Preferred Stock is convertible at any time after June 30, 2003 into 1.1 shares of Common Stock of the Company. Each share of Series B Preferred Stock is convertible at any time after June 30, 2004 into 1.2 shares of Common Stock of the Company. Each share of Series A Preferred Stock and each share of Series B Preferred Stock has one vote on all matters to be voted upon by stockholders. There were issued and outstanding as of June 30, 2005, 199,058 shares of Series A Preferred Stock and 202,993 shares of Series B Preferred Stock. We may redeem the Series A Preferred Stock and the Series B Preferred Stock on 15 days notice at a redemption price of $1.00 per share. The outstanding shares of Series A and Series B Convertible Preferred Stock represent in the aggregate 9.7% of the total number of outstanding shares entitled to vote on all matters requiring a vote of stockholders.

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

8. Potential Future Sales of Restricted Shares Could Depress the Market Price for our Common Stock.

Approximately 7,908,961 shares of Common Stock were issued and outstanding as of June 30, 2005. We believe that approximately 1,826,946 of these shares are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. Of these restricted shares as of June 30, 2005 380,889 are eligible for sale under Rule 144, which provides in general that a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may sell within any three month period, an amount which does not exceed 1% of the then outstanding shares of Common Stock or (in certain circumstances, if greater) the average weekly trading volume of the Common Stock during the four calendar weeks before such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of two years. The possible sale of these restricted shares may in the future dilute an investor's percentage of freely tradable shares and may depress the price of the Company's Common Stock. Also, if substantial, such sales might also adversely affect our ability to raise additional equity capital. However, as of the date of this Annual Report 670,764 of the shares of Common Stock believed to be "restricted securities" are controlled by Stephen M. Thompson, an affiliate of the Company. These shares may only be sold subject to the volume limitations of Rule 144 described above for so long as Mr. Thompson remains an affiliate and for three months thereafter. In addition, we have issued and outstanding 24,597 shares of Series A Convertible Preferred Stock and 31,211 shares of Series B Convertible Preferred Stock. Each of such shares is convertible at any time after June 30, 2003 into 1.1 shares of Common Stock and after June 30, 2004 into 1.2 shares of Common Stock, respectively. The Common Stock issuable upon conversion of the Preferred Stock will, upon such conversion satisfy the one-year holding period referred to above and will be available for sale without any quantity limitation by non-affiliates of the Company.

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

10. Our Common Stock is Quoted On the Pink-Sheets; We are Not Required to Meet or Maintain Any Listing Standards for Our Common Stock to be Quoted On the Over-The-Counter.

Our Common Stock is currently quoted on the Pink-Sheets under the symbol "GBNS.PK". The Pink Sheets is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD") and displays real time quotes, last sale prices and volume information in over-the-counter equity securities such as the Company's common stock. The Pink Sheets is a quotation medium for subscribing members of the NASD, not an issuer listing service, has no listing standards, and should not be confused with the NASDAQ Stock MarketSM. There is no assurance that the Pink Sheets will provide liquidity for the purchase and sale of the Company's common stock.

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

ITEM 3. LEGAL PROCEEDINGS

On August 24, 2005, La Jolla Cove Capital, LLC initiated a suit in the Superior Court, State of California for the County of San Diego for a breach of contract regarding a $2.2 million equity financing because an SB-2 registration filing with the Securities and Exchange Commission had not been filed.

On May 5, 2006, GBSI reached a settlement with La Jolla Capital, LLC (Golden Gate Investors, Inc.) by paying the sum of $160,000. The terms were $80,000 down and $13,000 per month for 6 months.

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

QUARTER ENDED	HIGH BID	LOW BID

June 30, 2003	$1.80	$0.30
September 30, 2003	$1.50	$0.60
December 31, 2003	$4.80	$0.75
March 31, 2004	$2.55	$1.50
June 30, 2004	$2.55	$1.65
September 30, 2004	$0.40	$0.36
December 31, 2004	$0.35	$0.35
March 31, 2005	$0.08	$0.08
June 30, 2005	$0.09	$0.09

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of our common stock at August 31, 2005, was approximately 600. This does not include shareholders who hold stock in their accounts at broker/dealers or at clearing houses.

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

There are 55 sold franchise units operating in 22 states and seven area franchises at June 30, 2005.

We have an accumulated deficit of approximately $17,982,529, and stockholders' deficit of approximately $2,716,151 as of June 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been revenues from operations, private sales of common stock and debt instruments, and shareholder loan arrangements. At June 30, 2005, we had negative working capital of approximately $1,918,091; however, our current liabilities include approximately $296,500 in deferred revenues.

During the 12 months ended June 30, 2005, we issued 2,898,269 shares of common stock for $261,487 in cash.

We issued 1,819,314 shares for services rendered. Of these,1,171,132 shares (valued at $471,314) were issued to one of our officers and director; 470,001 shares issued to employees (valued at $222,650) and 158,182 shares (valued at $79,800) were issued for consulting services to non-employees.

We experienced a decline in revenues for the year ended June 30, 2005 compared to the prior year, this may not be indicative of future operating results. Accordingly, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out postal franchisors for acquisition, we believe that our cash flows generated from operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.

At June 30, 2005 we employed four full time and one part time employees, and three full time independent contractors.

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

On July 16, 2004 Kenneth Sully, the president of Postal Connections of America our franchise company resigned. His responsibilities have been replaced by the existing managers C. Andy Thompson now CEO and Fred Morache COO.

On February 2, 2005 Global Business Services, Inc. received notification from the State of Delaware that the Company had become delinquent and the corporate status had lapsed. The Company reinstituted its corporate standing , but was renamed Global Business Services Group, Inc.

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

On March 15, 2005, GBSI received a letter from the Security and Exchange Commission (SEC) requesting that GBSI revise the 10KSB for the year ended June 30, 2004 and the 10QSB for the period ended September 30, 2004. The subject of the letter concerned the Area Fee Franchise recognition, convertible stock, convertible note payable and warrants. GBSI is complying to these request and has been in contact with the SEC, accordingly.

During the Third Quarter of 2005, management determined that the Postal Connection’s Area Notes Receivable were uncollectible. Subsequently, the Company has written off these notes totaling $1,092,096.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2005 AND JUNE 30, 2004

Total revenues decreased approximately $1,780,608, or 66% from 2005 to 2004. Franchise fee revenue decreased $1,166,996 or 82% and franchise royalties decreased approximately $25,023 or 8%.

In addition, in fiscal 2005, we took control of the franchise store build-out process from our primary sub-contactor resulting in revues of approximately $118,296. We did this to provide better service and improve the coordination of the activities of our franchisees during the store opening process. By managing this process we can expedite our franchisee store openings; and increase our ability to maintain a consistent store appearance and build-out quality.

Franchise royalties have decreased, as we now have 55 open stores required to pay royalties. We are focusing our attention to improved royalty reporting and collection in fiscal 2006.

Deferred revenue of $296,500 and $160,293 in 2005 and 2004 represents sold franchise store units and unfinished store build-outs that are in various stages of progress at the period end.

Selling, General and administrative expenses decreased approximately by $1,066,208or 35% which includes area franchise note receivable write-off of $1,092,096 as management determined they were uncollectible. With the closing of the company-owned stores Global reduced the support staff for those activities. In addition we reduced many overhead and corporate expenses including human resources, investor relations, investment banking fees, consulting costs and professional fees.

Depreciation and amortization decreased $2,397 or 37%, as a result of the decrease in the amount of equipment required to operate our company on a going forward basis.

Interest expense increased by approximately $17,713 or 10% due to convertible debentures and shareholder loans.

CRITICAL ACCOUNTING POLICIES

Franchise Fee Revenue Recognition

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional fee. The initial franchise fee was $18,900 during fiscal year 2004, and is payable at signing. Postal Connections of America (PCA) has increased this fee to $20,900 in fiscal 2005 with no right of refund. As of June 30, 2005, there were 50 open franchise stores, and another 6 franchises sold but not ready to open resulting in deferred revenue of $296,500.

Global recognizes revenue on sales of franchises when all material services or conditions relating to the franchisee have been substantially performed or satisfied by PCA which is deemed to have occurred when the franchisee signs a property lease for their store and assigned a Postal Connections store number.

Build-out revenues are recognized as the funds are disbursed to the build-out contractor and other vendors. The build-out process occurs in the 4 to 6 week period leading up to the franchisee's opening day. At June 30, 2005 we had approximately $296,500 in deferred build-out revenue.

When an "Area Franchise" is sold we record the entire amount as revenue in that period. At June 30, 2005 Global has sold seven area franchises.

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

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005 and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Our Directors, Executive Officers and significant employees through August 31, 2005 were as follows:

NAME	AGE	POSITION

Stephen M. Thompson (1)	57	Chairman of the Board and President
Michael Handelman (2)	46	Chief Financial Officer
Seth Horn (3 & 4)	51	Chief Financial Officer
Paul Robinson (5)	60	Chief Financial Officer
Harvey Judkowitz (6)	61	Director
George Marlowe	64	Director
Fred Morache	62	COO and Vice President Marketing, Postal Connectins of America Franchise Corp.
C.A. "Andy" Thompson	60	CEO and Vice President - Operations and Training of Postal Connections of America Franchise Corp.

(1) Elected on November 28, 2001
(2) Resigned on July 31, 2004
(3) Elected August 31, 2004
(4) Resigned January 25, 2005
(5) Elected January 25, 2005
(6) Resigned March 31, 2005

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

Michael Handelman was appointed Chief Financial Officer and Treasurer of Cyber Centers, Inc. on February 11, 2003 and served until his resignation on July 31, 2004. Prior to joining the Company, Michael was CFO of InterGlobal Waste Management, Inc., a publicly traded company based in Camarillo, Ca. from 2000 to 2003. From 1996 to 1999, Michael was CFO at Janex International, a publicly traded toy manufacturer based in Woodland Hills, Ca. From 1993 to 1996 he served as Vice President and CFO with the Los Angeles Kings, National Hockey League franchise. Michael Handelman is a Certified Public Accountant and earned a Bachelor of Science degree from Brooklyn College of the City University of New York.

Seth Horn was appointed Chief Financial Officer on August 31, 2004 and served until his resignation on January 25, 2005. Prior to joining Global, he was CFO of IQ Biometrix, Inc., a publicly traded company from March 2003 to February 2004. From November 2001 to February 2003 he was CFO of Global. Mr. Horn is also CFO of Players Network, a publicly traded company, where he has served since 1999. Seth Horn is a Certified Public Accountant and earned a Bachelor of Science degree from Pennsylvania State University.

Paul Robinson was appointed Chief Financial Officer on January 25, 2005. Prior to joining the Company, Mr. Robinson served as CFO with other public and private companies such as Insights International (INSI.PK), Homeowners.com, PowerCom Energy & Communications and the Web Venture Group. Paul Robinson earned a Bachelor of Arts degree from California State University, Northridge and Master of Arts degree from the University of London.

Harvey Judkowitz served as a Director and the Treasurer of Global and its predecessor Pan-International Holdings, Inc. from September 1999 until November 28, 2001 when he resigned as Treasurer but continued as a Director. He is a certified public accountant and has maintained his own public accounting practice since 1988. Mr. Judkowitz resigned his position on March 31, 2005.

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

C. A. "Andy" Thompson joined PCA as Vice President - Operations and Training on September 16, 2002. Dr. Thompson has over 25 years experience in the franchise industry in operations support, designing systems for retail networks and training more than 9,000 franchise owners, managers and employees worldwide. Dr. Thompson served as Director of Training and Operations at The Copy Club, Inc. based in San Diego, California from October 2000 to September 2002. Prior thereto he was Director of Worldwide Training at Mail Boxes, Etc., Inc. for approximately 10 years. Dr. Thompson holds degrees from Goddard University and San Diego State University and a Ph.D. in business development from Honolulu University.

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

Based solely on its review of the Company's files and its review of the EDGAR filing system maintained by the SEC, the Company believes that during the fiscal year ended June 30, 2005 all 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us to our Chief Executive Officer during the years ended June 30, 2005, 2004 and 2003.

Name and Principal Position	Year	Salary	Other Annual Compensation

Stephen M. Thompson	2005	$0	$132,526	(1)
Chairman of the Board	2004	$0	$131,328	(2)
and President	2003	$270,000	$19,200	(3)

(1) Mr. Thompson received a no cash salary in fiscal 2005 and no cash in fiscal 2004; his other compensation includes 483,378 shares of the Company's Common Stock valued at $132,526 and automobile and/or automobile lease payments of approximately $1,000 per month through March 2005.

(2) Includes automobile and/or automobile lease payments of approximately $1,000 per month.

(3) Mr. Thompson received cash salary in the amount of $270,700; his other compensation includes 200,000 shares of the Company's Common Stock valued at $.18 to $.75 per share and warrants to purchase 100,000 shares of Common Stock exercisable at $.10 per share (does not give effect to reverse stock split). Share prices were based on the market closing price on the date of issuance. Stock and warrants were issued to companies controlled by Stephen M. Thompson in exchange for services, terminated service agreements and loans made by those entitites to the Company. Includes automobile and/or automobile lease payments of approximately $1,000 per month.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of June 30, 2005, the stock ownership of each person known by us to be the beneficial owner of 5% or more of our Common Stock, Series A Preferred Stock and Series B Preferred Stock, the stock ownership of each director individually and of all directors and officers of the Company as a group based upon a total of 7,908,961 outstanding shares of Common Stock and 199,058 outstanding shares each of Series A and 202,993 Series B Preferred Stock.

Title	Name and Address	Amount and Nature	Percentage
of Class	of Beneficial Owner	of Beneficial Owner	of Class (4)

Common	Stephen M. Thompson	884763 (1)	11.20%
	213 So. Robertson Blvd.
	Beverly Hills, CA 90211

Common	World Call Funding, Inc.	536,805 (1)	6.80%
	213 So. Robertson Blvd.
	Beverly Hills, CA 90211

Common	Harvey Judkowitz	78,634 (2)	1.00%
	10220 S.W. 124th Street
	Miami, FL 33176

Common	George Marlowe	77,801	1.00%
	14000 Pelawan Way, Suite E
	Marina Del Rey, CA 90292

	All Directors and Officers	1,041,198	13.16%
	As a Group (4 persons)

(1) Includes:
(a) 536,805 shares held by World Call Funding, Inc. of which Mr. Thompson is the sole shareholder,
(b) 50,000 warrants to purchase 3,333 shares held by Leland Energy, Inc. of which Mr. Thompson is the sole shareholder, and
(c) 1,112 shares of Common, Preferred Series A and Preferred Series B, held by each of Jake Thompson and Jonathan Thompson, minor children of Mr. Thompson, of which shares he disclaims beneficial ownership but has voting control
(2) Including 2,801 shares and an option to purchase 833 shares
(3) Less than 1%
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

As of June 30, 2005 Leland Energy, Inc. ("Leland") and Arista, each controlled by Stephen M. Thompson had loaned (not including interest) to GBS $438,680 and $14,000, respectively. As of such date Arista Technology Marketing, Inc. ("Arista") wholly-owned by January Thompson, the adult daughter of Stephen M. Thompson, had loaned $230,300 to GBS. These loans are unsecured, payable on demand and bear interest at the rate of 12% per annum. Leland and Arista each received warrants to purchase 6,667 shares of Common Stock of the Company exercisable at $.10 per share until May 1, 2005 in consideration for such loans. Mr. Thompson disclaims any beneficial ownership in Arista.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description

*	Plan of Agreement of Reorganization between Global Business Services, Inc. and Cyber Centers, Inc. dated February 22, 2002.

01.
First Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference from Amendment No. 1 to the Company's Form 10-SB General Form for Registration of Securities of Small Business Issuers (SEC File No. 000-28587), Exhibit 3.01.

02.
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

(b) Reports on Form 8-K

A Report on Form 8-K was filed on September 19, 2003 reporting Item 4. Changes in Registrant's Certified Public Accountant

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

General. Berkovits, Lago & Company, LLP is the Company's principal auditing firm.

Audit Fees. The aggregate fees billed in each of the last two fiscal years by Berkovits, Lago & Company, LLP for the audit of the Company's annual financial statements and review of interim financial statements, including the Company's Form 10-QSB reports, were $41,137 and $30,500 in the years 2005 and 2004, respectively.

Tax Fees. The Company was billed $0 in the year 2004 for tax consultation services.

Other Fees. There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Berkovits, Lago & Company, LLP, other than the services reported above.

The Company has an audit committee; however, the Company had no pre-approval policies and procedures in effect for the auditors' engagement for the fiscal years 2005 and 2004.

All audit work was performed by Berkovits, Lago & Company, LLP's full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BUSINESS SERVICES, INC. (Registrant)

Date: January 24, 2007	By:	/s/ Stephen M. Thompson

Stephen M. Thompson Chief Executive Officer Principal Executive Officer

By:	/s/ Paul Robinson

Paul Robinson Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

Stephen M. Thompson	Director	January 24, 2007

George Marlowe	Director	January 24, 2007

EXHIBITS INDEX - Incorporated by reference to Item 13(a) of this Report.

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

TABLE OF CONTENTS

PAGE

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEET June 30, 2005	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4
Years Ended June 30, 2005 and 2004

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT	F-5
Years Ended June 30, 2005 and 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6
Years Ended June 30, 2005 and 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Global Business Services, Inc and Subsidiaries
Beverly Hills, CA

We have audited the accompanying consolidated balance sheet of Global Business Services, Inc. and its Subsidiaries (the “Company”) as of June 30, 2005 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s uncertainty in obtaining additional funding through private and public security offerings raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
September 30, 2006

Item 1. Financial Statements

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2005

ASSETS

Current assets
Cash	$349,603
Accounts receivable, net	15,561
Notes Receivable	70,800
Deposit and Other	1,625
Total current assets	437,589

Property and equipment - net of
accumulated depreciation of $11984	10,617

Other assets
Goodwill	233,334

Total assets	$681,540

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Debentures and accrued interest	$1,376,238
Short-term note payable	160,000
Current maturty of note payable - Equipment	11,989
Accounts payable and accrued expenses	132,428
Store build-out reserve	118,296
Net liabilities from discontinued operations	260,229
Deferred revenue	296,500
Total current liabilities	2,355,680

Long-term debt net of current portion
Notes payable - equipment	12,457
Notes payable and accrued interest - related parties	1,029,554
Total long-term debt	1,042,011
Total liabilities	3,397,691

Stockholders' deficit

Convertible preferred stock, $.01 Class A
4,500,000 shares authorized,
199,058 shares issued and outstanding	1,991
Convertible preferred stock, $.01 Class B
4,500,000 shares authorized,
202,993 shares issued and outstanding	2,031
Common stock, $.01 par value;
50,000,000 shares authorized,
7,908,961 shares issued and outstanding	79,090
Additional paid-in capital	15,183,266
Accumulated deficit	(17,982,529)
Total stockholders' deficit	(2,716,151)

Total liabilities and stockholders' deficit	$681,540

The accompanying notes are an integral part of these financial statements

GLOBAL BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2005	2004
Revenues:
Sales of franchises	$250,400	$1,417,396
Build-out revenue	361,979	950,568
Franchise royalties earned	301,854	326,877

Total Revenues	914,233	2,694,841

Operating Expenses:
Cost of goods sold	194,186	960,560
Selling, general & administrative	1,958,031	1,983,919
Write-off area notes receivable	1,092,096	-
Depreciation and amortization	4,123	6,520
Interest Expense	201,013	183,300
Total Operating Expenses	3,449,449	3,134,299

Loss from operations	(2,535,216)	(439,458)

Other income (expense):
Interest	10,496	-
Goodwill impairment loss	(250,000)	-
Total other income (expense)	(239,504)	-

Loss from continuing operations	(2,774,720)	(439,458)

Discontinued operations:		-
Gain from discontinued operations	20,378	(68,142)
Gain on sale of assets	-	20,706
Gain from forgiveness of debt	-	20,052
Income (Loss) from discontinued operations	20,378	(27,384)

Net loss	$(2,754,342)	$(466,842)

Basic and diluted (loss) per share
Loss per share from continuing operations	$(0.41)	$(0.23)

Income (Loss) per share from discontinued operations	0.00	(0.01)

Total	$(0.41)	$(0.24)

Weighted average number shares outstanding	6,207,894	1,931,119

The accompanying notes are an integral part of these financial statements

GLOBAL BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2005 and 2004

	Preferred Stock		Preferred Stock				Additional
	Class A		Class B		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, June 30, 2003	4,298,406	$42,984	4,298,406	$42,984	18,092,947	$180,929	$12,659,544	($14,761,345)	($1,834,601)

Shares issued for:
Cash	15,167	152	15,167	152	1,073,061	10,731	620,125	-	630,858
Services	-	-	-	-	603,982	6,040	667,482	-	673,522
Preferred stock conversion	(4,328)	(43)	(4,328)	(43)	8,656	86	-
Net loss	-	-	-	-	-	-	-	(466,842)	(466,842)
Reverse split: 1 for 15	(4,085,590)	(40,856)	(4,075,041)	(40,750)	(16,643,048)	(166,430)	248,037
Balances, June 30, 2004	223,655	2,237	234,204	2,343	3,135,598	31,356	14,195,188	(15,228,187)	(997,063)

Shares issued for:
Cash	-	-	-	-	2,898,269	28,983	232,504	-	261,487
Services	-	-	-	-	1,819,314	18,193	755,574	-	773,767
Preferred stock conversion	(24,597)	(246)	(31,211)	(312)	55,780	558	-	-
Net loss	-	-	-	-	-	-	-	(2,754,342)	(2,754,342)
Balances, June 30, 2005	199,058	$1,991	202,993	$2,031	7,908,961	$79,090	$15,183,266	($17,982,529)	($2,716,151)

The accompanying notes are an integral part of these financial statements

GLOBAL BUSINESS SERVICES, INC and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

CASH FLOWS FROM OPERATING ACTIVITIES	2005	2004

Net Loss	$(2,754,342)	$(466,842)
(Income) Loss from discontinued operations	(20,378)	27,384
(Loss) from continuing operations	(2,774,720)	(439,458)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Write-off area notes receivable	1,092,096	-
Depreciation and amortization	4,123	6,520
Common stock issued for services	773,767	673,522
Goodwill impairment	250,000	-
Interest income	(10,496)	-

Changes in assets and liabilities:
(Increase) Decrease in account receivable	90,793	(61,166)
(Increase) in notes receivable	(7,454)	(956,454)
Decrease in property and equipment	-	-
Decrease in other assets	10,051	-
(Decrease) in accounts payable and accrued expenses	127,293	(161,162)
Increase in store build-out reserve	118,296	-
(Decrease) Increase in deferred revenues	136,208	(57,507)
(Decrease) Increase in liabilities from discontinued operations	(24,240)	176,330

Net cash used in operating activities	(214,283)	(819,375)

Investing activities
(Purchase) disposal of property and equipment	1,859	(9,131)

Net cash used in investing activities	1,859	(9,131)

Financing activities
Proceeds from repayments of shareholder notes	-	93,492
Proceeds from notes payable	248,198	142,294
Proceeds from the sales of stock	261,487	630,858

Net cash provided in financing activities	509,685	866,644

Net increase in cash	297,261	38,138

Cash, beginning of year	52,342	14,204

Cash, end of year	$349,603	$52,342

Supplemental disclosure of cash flow information
Interest paid	$108,595	$127,907

Supplemental disclosure of non-cash financing activities
Stock issured for services	$773,767	$667,482

The accompanying notes are an integral part of these financial statements

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

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

The Company is involved in the private postal and business services industry. During fiscal 2003, the Company adopted a formal plan to discontinue the direct ownership of corporate retail stores and to continue operating as a franchisor. This was completed in 2004 and 2005.

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
JUNE 30, 2005 AND 2004

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES, Continued

Franchise agreements are for 10-year terms, with subsequent renewals available for an additional, undetermined fee. The initial fee is $20,900 and is payable at signing. Royalty and other fee payments are due monthly. There are no minimum sales requirements. There is no right of refund upon signing a store lease.

Area Franchise Fee Recognition

PCA recognizes "area franchise" fees when all material services or conditions relating to the sale of area franchises have been substantially performed or satisfied by Global, which is deemed to have occurred upon the completion of the agreement with an area franchisee.

The area franchisees are required to purchase and operate a franchise unit in their territory. At June 30, 2004 and June 30, 2005 seven area franchisees have opened or were building out their own stores.

Store Build-out Revenue Recognition

PCA recognizes revenue from the "build-out" of its franchisees stores. In fiscal 2005 PCA took over the management of its franchisee build-out to assure a consistent appearance among its franchised stores per the franchise agreement.

It is imperative to management that an active interface be maintained with all vendors associated with the build-out of a franchise. Each company involved in the build-out process has specific criteria and requirements to be determined, managed and approved by the Company. The timeliness and the exactitude of the store presentation speaks directly to the Company’s “Brand Value” and as such, is not arbitrary. The Company calculates a 30-35% gross margin for the extensive time and energy and manpower involved in the completion of franchise build-outs. This margin is reflected in the build out revenue and, as such, is considered a profit center for the Company.

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
JUNE 30, 2005 AND 2004

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES, Continued

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. This was $0 and $12,000 at June 30, 2005, and 2004, respectively. In addition, management determined that the area franchisees did not perform according to their agreement and therefore elected to write off $1,092,096. The areas reverted back to Postal Connections for marketing and sales.

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

Global recognized an impairment loss of $250,000 in fiscal 2005 for the goodwill related to discontinuing the ownership of company owned stores. The Company still has not finished it's calculation of the total impairment and therefore the impairment reflected in these financial statements is the best estimate as of June 30, 2005.

Income Taxes

Global has adopted SFAS No. 109 "Accounting for Income Taxes". This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Loss per Share

Global applies SFAS No. 128, "Earnings Per Share". Basic loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. . The Company has reported a net loss for the fiscal years ended June 30, 2005 and 2004. As a result, 540,527 shares of common stock, which may be issued upon the conversion of Convertible Preferred Stock A and B shares, or exercise of warrants have been excluded from the calculation of loss per share for both fiscal years ending June 30, 2005 and 2004, because their inclusion would be anti-dilutive.

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES, Continued

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure" (SFAS 148). The statement provides alternative methods of transition for a change to a fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. Management has concluded that the adoption of SFAS 148 would not have had a material impact on the Company's fiscal 2005 financial position or results of operations. The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18,

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

NOTE 2. SHORT TERM NOTE PAYABLE

On August 17, 2004, Global issued a $160,000 convertible note. The note bears an interest rate of 5% per annum, which is payable monthly in cash. The note matures two years from the issue date. The note’s conversion price is based on 80% of the Company’s average stock price for five days prior to the conversion, with a floor price of $.50. The conversion shall commence no less than 30 days after the filing of an effective SB-2. At that time the Company has the option to convert between 5% and 15% of the note each month.

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

The Company issued 2,000,000 common stock warrants at an exercise price of $0.50 per share in conjunction with the convertible note and in the same proportion as the amount of the note conversion. The fair value of the warrant was determined using the Black-Scholes pricing model assumptions were as follows: Expected life of 2.0 years, risk free rate of interest of 5 percent, zero volatility and an expected dividend yield of zero.

The Company accounts for convertible notes payable with a non-detachable conversion feature, at the commitment date, in accordance with EITF Issue No. 98-5, “Accounting for securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.In addition, the Company has an option to sell an additional $150,000 of convertible notes upon an effective SB-2.

At September 30, 2004, $35,000 of the note amount has been set aside as prepaid expenses by the lender for legal fees in association with the SB-2 filing.

On August 24, 2005, La Jolla Cove Capital, LLC initiated a suit in the Superior Court, State of California for the County of San Diego for a breach of contract regarding a $2.2 million equity financing because an SB-2 registration filing with the Securities and Exchange Commission had not been filed.

On May 5, 2006, GBSI reached a settlement with La Jolla Capital, LLC (Golden Gate Investors, Inc.) by paying the sum of $160,000. The terms were $80,000 down and $13,000 per month for 6 months.

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

NOTE 3 - GOING CONCERN

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

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

In fiscal 2003 management decided to discontinue the ownership of its unprofitable company owned stores, and successfully disposed of or closed these operations in fiscal 2005. Our ongoing franchise business is potentially profitable and we will continue to fund its growth. The Company intends to finance future operations from the proceeds of additional funding through private and public securities offerings. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In June 2005 the Company determined that Goodwill with a carrying value of $500,000 was impaired. This was determined by comparing the market value of the Company's outstanding shares from June 30, 2004 to June 30, 2005. As of June 30, 2005, the Company still has not finished it's calculation of the total impairment and therefore the impairment reflected in these financial statements is the best estimate as of June 30, 2005.

NOTE 4 - NOTES RECEIVABLE

The Company sold eight area franchises with an arrangement that permits for payments to be made over time ranging from 36 to 60 months. These notes have provisions which permit the payment to commence on an agreed schedule. These notes have various interest rates ranging from 3 to 6% per annum. In addition, these notes are secured by the underlying area franchise.

Payment on these notes can be made by the note holder or through the application of royalty fees collected by the Company directly from the franchises in the note holder's respective area. At June 30, 2005 payment has not been received on several of these notes. Therefore, the Company has elected to write-off $1,092,096 these notes as reflected in the June 30, 2005 financial statements.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Leasehold improvements	straight-line	3 years	$22,601

Less: Accumulated depreciation			$11,984

			$10,617

Depreciation and amortization expense for the years ended June 30, 2005 and 2004 was $4,123 and $6,520, respectively.

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

NOTE 6 - DEBENTURES AND ACCRUED INTEREST

Debentures consist of the following:

Notes payable to investors and creditors are unsecured, due on demand and convertible to common stock at the rate of $2.50 per share:

Percentage	Amount
10%	$107,500
12%	$696,500
13%	$297,000
$1,101,000

Interest	275,238

Total	$1,376,238

There is no obligation on behalf of the debenture holders to convert their debentures into common stock at maturity. The debentures continue to accrue interest. The company is in the process of renegotiating the payment terms of these notes.

Although the debentures have matured, they continue to accumulate interest which amounted to $275,238 for the year end June 30, 2005.

NOTE 7 - INCOME TAXES

No benefit for income taxes has been reflected in the accompanying financial statements for 2005 and 2004 because of the significant uncertainty that exists regarding the realization of such income tax benefits.

As of June 30, 2005, the Company estimates that it has net operating loss carry forwards of approximately $14,000,000 which expire in various years through 2024; however, the utilization of the benefits of such carry forwards may be limited, since the company is uncertain as to when it may achieve profitability.

The components of the deferred tax asset are as follow:

Deferred tax asset
Net operating loss carryforwards	$2,900,000	$2,400,000
Less: valuation allowance	(2,900,000)	(2,400,000)
Current net deferred tax asset	$-	$-

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Board of Directors authorized the issuance of up to 4,500,000 shares each of $.01 per value Series A and Series B convertible preferred stock. Each share of Series A is convertible at any time after June 30, 2003 into 1.1 shares of common stock. Each share of Series B is convertible at any time after June 30, 2004 into 1.2 shares of common stock. Each share of both Series A and B convertible preferred stock has one vote equivalent to that of a share of common stock. Unconverted Series A and B shares are redeemable at Global’s option at any time for $1 per share.

On May 24, 2004 the Company executed a 15 to 1 Preferred Stock reverse split resulting in 223,655 and 234,204 Preferred Series A and B shares outstanding on that date. In June 2005, a total of 55,807 (post split) shares of Preferred Series A and B shares were converted into common stock.

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

There were no options or warrants issued in fiscal 2005 or 2004.

During the year ended June 30, 2002, 46,667 warrants were issued to two related party creditors as additional consideration for their loans to Global. Additionally, 22,000 warrants were issued to two key employees. These outstanding warrants are exercisable at prices ranging from $.01 to $.25, and expire within 3 to 5 years.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases: Global leases its corporate office, an office for Postal Connections and one automobile under operating lease agreements. Minimum future rental and lease payments at June 30, 2005 are as follows:

JUNE 30,	AMOUNT
2006	$10,803
2007	$37,541
$48,344

Total rent expense was $56,205 and $74,587 in 2005 and 2004, respectively.

GLOBAL BUSINESS SERVICES, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Litigation Proceedings

A suit was filed against the Company on August 10, 2005 in the Superior Court, State of California for the County of San Diego for a breach of contract for the plaintiff, Golden Gate Investors, Inc. which was subsequently settled for $160,000 and paid in full.

The Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business. No pending legal proceeding is deemed by the Company to pose the risk of any material adverse effect.

NOTE 11 - RELATED PARTY TRANSACTIONS

Notes payable-related parties of $1,029,554 consist of unsecured advances made to the Company for working capital purposes. These advances were made by companies that are controlled by the chief executive officer of the Company. Interest is being charged at the rate of 12% per annum. Pursuant to an agreement these notes are not payable until after fiscal 2005.

NOTE 12 - DISCONTINUED OPERATIONS

During fiscal 2003 the Company adopted a formal plan to discontinue the direct ownership of corporate retail stores. Management disposed of the stores during fiscal 2004.

In fiscal 2005 discontinued operations resulted in a loss of $20,378 and a gain on the sale of assets of $0.

Liabilities from discontinued operations are as follows:

Accounts payable	$	$ 260,229

The Capitalized lease assets were liquidated as part of the discontinued operations. The Capitalized lease liabilities are for 48 and 60 months and expire in fiscal 2007 and 2008 accordingly. Minimum future rental and lease payments plus interest at June 30, 2005 are as follows:

JUNE 30,	AMOUNT

2006	$16,909
2007	11,238
2008	2,195

Total	$30,342