Form 10-Q
period 2009-09-30
Pavilion Energy Resources, Inc.
filed 2010-07-23
CIK 1082431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30th 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission file number 000-28587
PAVILION ENERGY RESOURCES, INC.
 (Exact name of small business issuer as specified in its charter)

Delaware	80-004053
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

71431 Halgar Rd, Rancho Mirage CA 92270
(Address of principal executive offices)

(Issuer's telephone number) (323) 356-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

As of March 31, 2010, there were 150,083,012 shares of common stock, par value $.0001 per share
This report has not been reviewed by the independent auditor in accordance with the Act; however, the Company intends to submit an amended report reviewed by the independent auditor in due course.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
Balance Sheet	September-09	June-05
	(unaudited)
Current Assets
Cash	2,000	349,603
Accounts/ Notes Receivable		86,361
Deposits		1,625
Total Current Assets	2,000	437,589

Property & Equipment	250,000	22,601
Accumulated Depreciation	(3,472)	(11,984)
Net Property & Equipment	246,528	10,617

Other Assets
Goodwill/Project lease proposals	1,250,000	233,334

Total Assets	1,498,528	681,540

Liabilities and Stockholder's Deficit

Current Liabilities
Debentures and accrued interest		1,376,238
Short-term note payable		171,989
Accounts Payable		132,428
Store build-out reserve		118,296
Net Liabilities from discontinued operations		556,729
Total Current Liabilities	0	2,355,680

Long-term Liabilities
Notes payable - equipment		12,457
Notes payable and accrued interest- related parties	104,000	1,029,554
Total Long-term Liabilities	104,000	1,042,011

Common stock, $.0001 par value;
500,000,000 shares authorized,
150,083,012 shares issued and outstanding	1,500,830	79,090
Additional paid-in capital	17,946,205	15,183,266
Accumulated deficit	(18,086,529)	(17,982,529)
Total Stockholder's deficit	1,394,528	(2,716,151)

Total Liabilities and Stockholder's Deficit	1,498,528	681,540

See accompanying notes to financial statements.

Statement of Operations	June-05	September-09
		(unaudited)
Revenues	914,233	0

Cost of goods sold	194,186	0
Gross Profit (Loss)	720,047	0

Operating Expenses:
General Administrative/Professional & Consulting Fees	1,958,031	104,000
Write-off area notes receivable	1,092,096	0
Depreciation & amortization	4,123	3,472
Interest expense	201,013	0
Total Operating Expenses:	3,255,263	107,472

Profit (Loss	(2,535,216)	(107,472)

Other Income (Expense):
Interest	10,496	0
Goodwill impairment	(250,000)	0
Gain from discontinued operation	20,378	0
Total Other Income (Expenses):	(219,126)	0

Net Profit (loss)	(2,754,342)	(107,472)
The accompanying notes are an integral part of these financial statements.

Cash Flow From Operations
	June-05	September-09
		(unaudited)

Net Loss		(107,472)

General Administrative/Professional & Consulting Fees		104,000
Depreciation & amortization		3,472
Interest expense		0

Cash beginning of period		0
Cash end of period		2,000

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PVRE has a History of ongoing Losses, Which May Continue and May Negatively Impact our Ability to achieve our Business Objectives.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of PAVILION ENERGY RESOURCES INC. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in PVRE’s 10-K to be filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Valuation on energy project proposals in development are Directors valuations and may not be realizable.  The results of operations for interim are not necessarily indicative of the results to be expected for the full year.

RECENT EVENTS

The Company and partners have assembled lodged and progressed its various high-level wind power project proposals with state and federal governments. The company aims to secure funding and wind power delivery agreements with one or more states within the next year. The projects proposed have nation-changing potential to eliminate or reduce high-cost fossil fuels consumption.

NOTE 2 – SUBSEQUENT EVENT

In October 2009, PVRE announced that it was a 10% equity partner in a joint venture (JV) that has submitted a dollar proposal to the state of Texas to develop a wind energy project located in the Gulf of Mexico.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERAITONS.

OVERVIEW

Pavilion Energy Resources, Inc. (PVRE, the Company is an energy exploration-development company focused on developing large-scale, energy power projects on a worldwide basis.

The Company is not actively pursuing its oil gas projects at this time primarily due to the increasing negative government attitude towards fossil fuels making funding such projects difficult.

Management believes that environmentally sound, lower-cost wind power projects are the future of the global renewable energy business.

Management believes that the global financial, environmental and energy crisis has created an opportunity which can be exploited for large economic gain by providing cheaper, more efficient renewable energy power plants around the world.

The company acquired a 30% interest in two speculative proposed coastal wind power projects in the Western Seaboard of the US from Zero Carbon Wind Energy Corp. The California and Oregon Coastal Clean Power projects are each for 10,000MW output.

Consideration was the issuance of 75 million restricted PVRE shares and payment of a 60% share of preliminary expenses.

The annual wind force in the wind lease application areas is the highest in the Western United States, creating double the annual electricity output and significantly higher profitability.

Pavilion has access rights to a new wind turbine design, which has potential to deliver a 200-300% increase in electricity per unit of capital over current designs. PVRE plans to leverage this technology to secure large wind-farm acreage positions in regions with substantial energy usage and develop large-scale wind projects on the leases if-when granted. The Company does not expect to secure all of the leases applied for.

The cost of wind power is already dramatically less than the cost of solar electricity, which is running about 35 to 70 cents a kilowatt hour, which makes solar nothing more than a taxpayer-supported boondoggle today.  Offshore wind if generated using old-technology turbines is expected to cost in the range of 18 to 24 cents a kilowatt-hour. Using accelerated wind turbines, the cost is expected to be a much more affordable 9-10 cents a kilowatt-hour.

Nine out of ten units of energy consumed in the US and the rest of the world come from fossil fuels. On an average day, US consumption of coal, oil, and natural gas amounts to 41 million barrels of oil equivalent. That’s equal to the average daily oil output of five Saudi Arabia's.

We believe that operating losses and negative operating cash flows are likely to continue for at least the next three years, because of expected additional costs and expenses related to energy project developments, strategic relationship development; and potential acquisitions of complementary businesses.

See; www.pvre.biz

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED September 30, 2009

The Company is counting on at least one government having the foresight to seize the unique opportunity we proffer; to change their Nation’s and indeed the entire world's future by implementing lower-cost accelerating wind power technologies and strategies to cut pollution and greenhouse gases by moving to very cheap and abundant, renewable wind energy.

The Company and JV partners are preparing detailed financing proposals for development of the various wind power business opportunities.

In the US, the Company believes that it is critical that the US moves aggressively on an independent energy production pathway to reduce the huge risk connected with continuing to use oil as the primary energy source.

Management believes that concentrated wind power is a “breakthrough” technology, which has the potential to reduce the economic and environmental harm from fossil fuels.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to suffer a working capital deficit, which is being covered by shareholder and contractor loans.    While the global risk finance pool has been severely depressed by the current economic crisis, we believe that the attractiveness of the company’s renewable energy portfolio will eventually attract financing on terms acceptable to the company.

We believe that operating losses and negative operating cash flows are likely to continue for at least the next three years, because of expected additional costs and expenses related to energy project developments, strategic relationship development; and potential acquisitions of additional energy projects.

Our principal sources of operating capital have been shareholder and supplier loan agreements.  At September 30th 2009, we had negative working capital of approximately $650,000.  Our current liabilities include approximately $650,000 in convertible notes.

During the 3 months ended September 30, 2009, we issued 75,000,000 shares of common stock for equity in various wind energy project proposals and 8,000,000 shares were issued from treasury to Leland Energy Corp., to fully settle debts incurred in previous years operations.

The Company claims any issuances fit within the exemption provided by Sections 4(2) of the Securities Act of 1933, as amended, and the rules and regulations hereunder.

We employed one full-time and 5 part-time independent contractors.

Item 3. Controls and Procedures

As the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclose controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost verses benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In the three month period ended September 30, 2009, the company issued 75 million Restricted common shares for interests in various wind project proposals assets.

The company issued 8 million shares to settle a debt with Leland Energy.

The Company claims these issuances fit within the exemption provided by Sections 4(2) of the Securities Act of 1933, as amended, and the rules and regulations hereunder.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There were no legal proceedings pending during the period.

Item 1A. Risk Factors.

The key risk facing the company is funding shortfalls. PVRE has a History of Losses, Which May Continue and May Negatively Impact our Ability to achieve our Business Objectives. We cannot assure investors that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the ongoing operations of an emerging renewable energy business enterprise. There can be no assurance that future operations will be profitable.

Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. PVRE may not  achieve our business objectives and the failure to achieve such goals would have an adverse impact on PVRE.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

We may require additional funds to sustain and expand our operational activities. We anticipate that if needed, we will require up to approximately $500,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

The energy industry is extremely competitive and includes many companies that have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

Risks Relating to Our Common Stock:  Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This 10Q report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements regarding our current business plans, strategies and objectives that involve risks and uncertainties that could cause actual results to differ materially from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions. However, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: risks associated with energy resource exploration, competition, management of growth, new products, services and technologies, potential fluctuations in operating results, international expansion, commercial agreements, acquisitions and strategic transactions, government regulation and taxation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the 3 months ended March 31, 2010, we issued no shares of common stock for money.

Item 3. Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the registrant and its consolidated subsidiaries.

Item 5. Other Information.

Management believes that renewable electricity is increasingly becoming the lead form of energy used for transportation as well as homes and industry.   Pavilion and JV partners have begun to lodge new updated green power proposals with various State and Federal governments to capture the wind turbine manufacturing factory-jobs opportunity for their State and construct large-scale lowest-cost wind power developments.

The regulatory environment for offshore wind projects has become more receptive since the initial high-level proposals were made, due in large part to recent government and industry reports indicating the significant potential for commercially viable large-scale renewable energy projects offshore, in areas where PVRE has proposed to develop clean energy projects.

US West Coast Clean Power Projects;  PVRE has a 30% interest in two large proposed coastal wind power projects in the Western Seaboard of the US.

The California and Oregon Coastal Clean Power projects are each for 10,000MW output. The annual wind force in the wind lease application areas is the highest in the Western United States, potentially creating double the annual electricity output and possibly significantly higher profitability.

After feasibility studies and permitting is completed, the Company and partners plan to secure available US Government, 30% clean energy capital grant and low-interest project loan guarantees to finance up to 100% of the project construction costs.

California has mandated to secure 33% of its energy from renewables by 2020 and these proposed clean power projects are the only ones large enough to enable utilities to meet the mandate at affordable rates.

The project's estimated capital cost is estimated at one quarter that of a nuclear, coal or conventional wind plant. The wind-fuel is free.

No suitably positive responses have been received from Sacramento to date, so the company plans to re-file amended, expanded proposals in due course.

Item 6.   Exhibits

Exhibit Number                                  Title of Exhibit

31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32) Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVILION ENERGY RESOURCES INC.
       (Registrant)

By: /s/ Peter J. Sterling
Peter J. Sterling
Chief Executive Officer

By: /s/ Peter J. Sterling
Peter J. Sterling
Chief Financial Officer

Dated:   July 22nd, 2010