Form 10-Q
period 2009-12-31
Pavilion Energy Resources, Inc.
filed 2010-07-23
CIK 1082431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31st 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet	December-09	September-09
	(unaudited)	(unaudited)
Current Assets
Cash	2,000	2,000
Accounts/ Notes Receivable
Deposits
Total Current Assets	2,000	2,000

Property & Equipment	0	0
Accumulated Depreciation	(6,944)	(3,472)
Net Property & Equipment	3,056	6,528

Other Assets
Goodwill/Project lease proposals	1,500,000	1,500,000

Total Assets	1,495,056	1,498,528

Liabilities and Stockholder's Deficit
Current Liabilities
Debentures and accrued interest	650,000	650,000
Net Liabilities from discontinued operations
Total Current Liabilities	0	0

Long-term Liabilities
Notes payable and accrued interest- related parties	0	0
Total Long-term Liabilities	650,000	650,000

Common stock, $.0001 par value;
500,000,000 shares authorized,
150,083,012 shares issued and outstanding	1,500,830	1,500,830
Additional paid-in capital	17,896,205	17,946,205
Accumulated deficit	(18,195,041)	(18,086,529)
Total Stockholder's deficit	1,286,016	1,394,528

Total Liabilities and Stockholder's Deficit	1,936,016	2,044,528

The accompanying notes are an integral part of these financial statements.

Statement of Operations
	June-05	September-09	December-09
		(unaudited)	(unaudited)
Revenues	914,233	0	0

Cost of goods sold	194,186	0	0
Gross Profit (Loss)	720,047	0	0

Operating Expenses:
General Administrative/Professional & Consulting Fees	1,958,031	52,000	55,000
Write-off area notes receivable	1,092,096	0	0
Depreciation & amortization	4,123	3,472	6,944
Interest expense	201,013	0	0
Total Operating Expenses:	3,255,263	57,472	63,994

Profit (Loss	(2,535,216)	(57,472)	(63,994)

Other Income (Expense):
Interest	10,496	0	0
Goodwill impairment	(250,000)	0	0
Gain from discontinued operation	20,378	0	0
Total Other Income (Expenses):	(219,126)	0	0

Net Profit (loss)	(2,754,342)	(57,472)	(63,994)

The accompanying notes are an integral part of these financial statements.

Cash Flow From Operations
	June-05	September-09	December-09
		(unaudited)	(unaudited)

Net Loss		(57,472)	(63,994)

General Administrative/Professional & Consulting Fees		52,000	55,000
Depreciation & amortization		3,472	6,944
Interest expense		0	0

Cash beginning of period		0	2,000
Cash end of period		2,000	2,000

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PVRE, as a development stage energy company has a History of ongoing Losses, Which May Continue and May Negatively Impact our Ability to achieve our Business Objectives.

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

NOTE 2 - RECENT EVENTS

The Company and partners progressed its various high-level wind power project proposals with state and federal governments. The company aims to secure funding and wind power delivery agreements with one or more states within the next year. The projects proposed have nation-changing potential to eliminate or reduce high-cost fossil fuels consumption.

The company’s technology partners have commenced refining various designs and computational flow dynamic (CFD) evaluation of various potential accelerator wind turbine configurations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERAITONS.

OVERVIEW

Pavilion Energy Resources, Inc. (PVRE, the Company is an energy exploration-development company focused on developing large-scale, wind power projects on a worldwide basis.  PVRE operating as an Emerging Renewable Energy Exploration company has a History of ongoing Losses, Which May Continue for some time.

Management believes that environmentally sound, lower-cost wind power projects are the future of the global renewable energy business.

Management believes that the global financial, environmental and energy crisis has created an opportunity which can be exploited for large economic gain by providing cheaper, more efficient renewable energy power plants around the world.

Pavilion has access rights to a new wind turbine design, which has potential to deliver a 300-400% increase in electricity per unit of capital over current designs. PVRE plans to leverage this technology to secure large wind-farm acreage positions in regions with substantial energy usage and develop mega-scale wind projects on the leases when granted.

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

Today, the company is actively pursuing the development of several very-large renewable wind energy power development proposals.    These vital lower-cost accelerated wind energy projects are a step toward the longer-term goal of an economically viable carbon neutral global economy.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2009

The Company is counting on at least one government having the foresight to seize the unique opportunity we proffer; to change their Nation’s and indeed the entire world's future by implementing lower-cost accelerating wind power technologies and strategies to cut pollution and greenhouse gases by moving to very cheap and abundant, renewable wind energy.

Many experts believe that the days of cheap oil are over. There is no doubt that oil will eventually run out. Whereas wind will never run out.

The Company and partners are preparing detailed financing proposals for development of the various wind power business opportunities.

The Company believes that governments must seriously entertain any strategy that may significantly reduce pollution and greenhouse gas emissions. Governments and energy investors must focus on the lowest-cost renewable energy power supply options first, because the world does not have an unlimited amount of capital.

For nations, the grand prize is an uninterruptible supply of cheap renewable energy.   The Company believes that its accelerated Wind technology may provide the technology foundation for bringing inexpensive clean-energy independence for many nations.

In the US, the Company believes that it is critical that the US moves aggressively on an independent energy production pathway to reduce the huge risk connected with continuing to use oil as the primary energy source.   Using homemade American wind energy would allow Americans to keep more of our money in the United States and send less overseas to purchase oil.

Accelerated jet-speed wind power is a “breakthrough” technology, which has the potential to reduce the economic and environmental harm from fossil fuels, saves consumers considerable money on energy. And when consumers have to spend less money on energy, they will spend more money in other parts of the economy—resulting in robust economic growth.

See; www.pvre.biz

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been shareholder and supplier loan agreements.  At March 31 2010, we had negative working capital of approximately $700,000.  Our current liabilities include approximately $650,000 in convertible notes.

The Company continues to suffer a working capital deficit, which is being covered by shareholder and contractor loans.

During the 3 months ended December 31, 2009, no shares of shares of common stock were issued .

PVRE employed one full-time and 5 part-time independent contractors.

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

PART II – OTHER INFORMATION

Item 1.  Changes in Securities and Use of Proceeds

In the three month period ended December 31, 2009, the company did not issue any shares or securities.

Item 2. Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the registrant and its consolidated subsidiaries.

Item 3. Other Information.

Management believes that renewable electricity is increasingly becoming the lead form of energy used for transportation as well as homes and industry.   Pavilion and JV partners have lodged high-level green power proposals with various State and Federal governments to capture the wind turbine manufacturing factory-jobs opportunity for their State and construct large-scale lowest-cost wind power developments.

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

Texas Coastal Clean Power Project;  PVRE is a 30% equity partner in a joint venture that has submitted an updated proposal to the Texas State Government to manufacture accelerating wind turbines and build a offshore large wind energy project. A South Texas Coast Green Aluminum Smelter joint project investigation has also been proposed. The JV is now seeking development funding.

Japan Coastal Clean Power Project;  PVRE is a 10% equity partner in a joint venture (JV) that has submitted a multi-billion dollar proposal to the Japanese government to develop a wind energy project in multiple locations adjacent to its coastline in the Sea of Japan, Sea of Okhotsk and Pacific Ocean.

Peter Sterling, President and Chief Executive Officer of Pavilion, commented, "Japan currently imports essentially all its energy. Once completed, this project would generate enough clean, renewable energy to replace up to five million barrels of oil imports per day at a more competitive cost than any other generating technology. Further benefits include lower future carbon tax payments and new local jobs for the design, fabrication and installation of new wind power technology and for operation and maintenance of the wind farms."

Substantial potential clean energy revenues could accrue to PVRE's 10-30% equity, in any one of these proposed power projects if-when completed.  The Company management expects to eventually secure at least one large-scale wind power plant approval from the numerous proposals it is participating in, as detailed herein.

Management believes that PVRE’s proposed accelerated wind energy projects are a step toward the longer term goal of an economically viable carbon neutral economy.

Item 6.   Exhibits

Exhibit Number	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVILION ENERGY RESOURCES INC. (Registrant)

By:	/s/ Peter J. Sterling
Peter J. Sterling
Chief Executive Officer

By:	/s/ Peter J. Sterling
Peter J. Sterling
Chief Financial Officer

Dated: July 22nd, 2010