Form 10-Q
period 2010-03-31
Pavilion Energy Resources, Inc.
filed 2010-07-23
CIK 1082431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

Balance Sheet	March-10	December-09
	(unaudited)	(unaudited)
Current Assets
Cash	2,000	2,000
Accounts/ Notes Receivable
Deposits
Total Current Assets	2,000	2,000

Property & Equipment	125,000	125,000
Accumulated Depreciation	(5,208)	(3,472)
Net Property & Equipment	119,792	121,528

Other Assets
Goodwill/Project lease proposals	1,250,000	1,250,000

Total Assets	1,371,792	1,373,528

Liabilities and Stockholder's Deficit
Notes payable and accrued interest- related parties	650,000	546,000
Total Long-term Liabilities	650,000	546,000

Common stock, $.01 par value;
500,000,000 shares authorized,
150,083,012 shares issued and outstanding	15,008	15,008
Additional paid-in capital	19,007,561	19,007,561
Accumulated deficit	(18,300,777)	(18,195,041)
Total Stockholder's equity (deficit)	721,792	827,528

Total Liabilities and Stockholder's Deficit	1,371,792	1,373,528

See accompanying notes to financial statements.

Statement of Operations
	June-05	September-09	December-09	March-10
		(unaudited)	(unaudited)	(unaudited)
Revenues	914,233	0	0	0

Cost of goods sold	194,186	0	0	0
Gross Profit (Loss)	720,047	0	0	0

Operating Expenses:
Gen. Admin/Proffessional & Consulting Fees	1,958,031	104,000	208000	312000
Write-off area notes receivable	1,092,096	0	0	0
Depreciation & amortization	4,123	1,736	3,472	5,208
Interest expense	201,013	0	1040	2080
Total Operating Expenses:	3,255,263	105,736	212,512	319,288

Profit (Loss	(2,535,216)	(105,736)	(212,512)	(319,288)

Other Income (Expense):
Interest	10,496	0	0	0
Goodwill impairment	(250,000)	0	0	0
Gain from discontinued operation	20,378	0	0	0
Total Other Income (Expenses):	(219,126)	0	0	0

Net Profit (loss)	(2,754,342)	(105,736)	(212,512)	(319,288)

The accompanying notes are an integral part of these financial statements.

Cash Flow From Operations
	June-05	September-09	December-09	March-10
		(unaudited)	(unaudited)	(unaudited)
Net Loss		(105,736)	(212,512)	(319,288)

General Administrative/Professional & Consulting Fees		104,000	208,000	312,000
Depreciation & amortization		1,736	3,472	5,208
Interest expense		0	1,040	2,080

Cash beginning of period		0	2,000	2,000
Cash end of period		2,000	2,000	2,000

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PVRE operating as an Emerging Renewable Energy Exploration company has a History of ongoing Losses, Which May Continue for some time.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of PAVILION ENERGY RESOURCES INC. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes contained in PVRE’s separate 10-K to be filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the 2004 audited financial statements, as reported in the 10-K, have been omitted.

NOTE 2 – RECENT EVENTS

The Company and partners progressed its various high-level wind power project proposals with state and federal governments. The company aims to secure funding and wind power delivery agreements with one or more states within the next year. The projects proposed have nation-changing potential to eliminate or reduce high-cost fossil fuels consumption.

The company’s technology partners have completed design and computational Flow Dynamics, (CFD) evaluation of various accelerator wind turbine configurations and conducted scale model testing of designs.  Funding for full-sized wind turbine prototype construction is now being sought from private sources.

The aftermath of the Deepwater Horizon explosion and the oil blowout in the Gulf of Mexico, means risk factors have changed for the worse for fossil fuel energy developments. The entire risk-reward profile for the oil industry has altered dramatically and in this world of mobile global capital, capital will shift to other energy sources where the energy resource potential offers a better return with lower risk. Management believes that new balance favors accelerated wind energy.

A new corporate website has been launched at; www.pvre.biz

NOTE 3 – SUBSEQUENT EVENTS

The BP Gulf of Mexico Deepwater Horizon explosion and oil spill is a significant defining event in the global energy market.  The blast claimed the lives of 11 rig workers and injured another 17.   Leaked oil from the Macondo well is wreaking havoc on coastal ecosystems, killing birds, sea turtles and dolphins and decimating multibillion-dollar fishing and tourist industries at a time of high unemployment.

The BP oil spill means many oil rigs are leaving the Gulf of Mexico and hugely restrictive new rules and sky-high US insurance costs for drilling will make it unprofitable for most them to ever return.

The costs of cleaning up the Gulf are incalculable at this stage. As the potential liability for offshore drilling is now limitless, many smaller oil companies will withdraw, leaving only the largest companies that can afford to self-insure.

The Gulf Oil disaster has also heightened a global sense of urgency and helped accelerate the determination of governments, utilities and investors to move from fossil fuels, to reliance upon efficiency and renewables to heat and cool our homes and businesses, to power our factories and our automobiles.

Another impact of the BP oil spill has been the collective realization that technology will not protect us from the environmental impact of extracting and burning fossil fuels.  Experts now assert that the world needs to develop a more aggressive approach to energy and pollution policies and accelerate the transition to a cheap, plentiful green energy economy.

We face an increasing global crude oil shortage. The U. S. alone consumes 19.5 million barrels a day or 7.12 billion barrels of oil per year. 2/3rds of it is imported.  Exploitation of unconventional oil will provide additional liquids, but only at increasingly higher costs.

Shifting from traditional fossil fuel to clean accelerated wind energy could improve the health and standard of living for all Americans.

Management believes that investments in a clean energy economy can significantly drive down the unemployment rate and provide the lower-cost energy source of accelerated wind power technology, which might one day affordably deliver terawatts of “green” electricity to:

(a) energize heavy industry, i.e. manufacture of trucks, automobiles, ships, airplanes, bridges, etc;

(b) power vast fleets of future electric plug-in vehicles; and

(c) produce enormous quantities of portable synfuels (such as hydrogen and ammonia) and to help replace oil for transportation fuels.

PVRE could offer coal power companies a smooth, low-cost, technically feasible method of transitioning to cleaner zero-carbon fuels.

The "Big Oil" companies such as Exxon Mobil Corp., may be supplanted as the "blue chips" of the global energy sector as emerging cheaper renewable energy firms take over from fossil fuels.

PVRE proposes a rapid scaling up of more affordable renewable energy power plants across the globe.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERAITONS.

OVERVIEW
Pavilion Energy Resources, Inc. (PVRE), the Company is an energy exploration-development company now focused on developing large-scale, wind power projects on a worldwide basis.  Management believes that environmentally sound, lower-cost wind power projects are the future of the global renewable energy business.

PVRE operating as an Emerging Renewable Energy Exploration company has a History of ongoing Losses, Which May Continue for some time.

Management believes that the global financial, environmental and energy crisis has created an opportunity which can be exploited for large economic gain by providing cheaper, more efficient renewable energy power plants in suitable wind regions around the world.

PVRE has technology access rights to a new wind turbine design, which has potential to eventually deliver a 200-300% increase in electricity per unit of capital over current designs. PVRE plans to leverage this technology to secure large wind-farm acreage positions in regions with substantial energy usage and develop large-scale wind projects on the leases if-when granted.

The cost of wind power is already dramatically less than the cost of solar electricity, which is currently about 35 to 70 cents a kilowatt hour.   Offshore wind if generated using old-technology turbines is expected to cost in the range of 18 to 24 cents a kilowatt-hour.   Using accelerated wind turbines, the cost is expected to be a much more affordable 8-10 cents per kilowatt-hour, with projected life cycle costs as low as 4 cents/kWh.

Today, the company is actively pursuing the development of several large renewable wind energy power development proposals in Texas, Japan, California and elsewhere.    New high-level project proposals are being prepared and circulated on a regular basis.   These vital lower-cost accelerated wind energy projects are a proposed step toward the longer-term goal of an economically viable carbon neutral global economy.

Nine out of ten units of energy consumed in the US and the rest of the world come from fossil fuels. On an average day, US consumption of coal, oil, and natural gas amounts to 41 million barrels of oil equivalent. That’s equal to the average daily oil output of five Saudi Arabia's. This provides compelling arguments for a switch to lower-cost indigenous wind energy power projects, like the ones proposed by the company.

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

The Company is not actively pursuing oil gas projects at this time primarily due to the increasing negative government attitude towards fossil fuels making funding such projects difficult.

With BP and every major oil company suddenly finding access to risk capital more difficult, with the Gulf shut off to smaller exploration companies due to onerous new regulations and crushing insurance requirements, oil is going to  be left in the ground all over the world and thus become harder to develop.

The BP disaster in the Gulf of Mexico along with overall declining global oil supplies of easy-to-get crude means there’s enormous opportunity elsewhere in renewable energy, provided it can be produced at a more affordable price .

See corporate website at; www.pvre.biz

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010

The Company and partners are preparing and circulating detailed financing proposals for development of the various wind power business opportunities within the confines of an increasingly risk capital starved global economy.

Management and many independent experts believe that the days of cheap oil are over. There is no doubt that oil will eventually run out; whereas wind will never run out.

The Company is counting on at least one government and-or corporate utility investor having the foresight to seize the unique opportunity we offer; to change their Nation’s and indeed the entire world's future by implementing lower-cost accelerating wind power technologies to cut pollution and greenhouse gases.

The Company believes that governments everywhere must seriously entertain any strategy that may significantly reduces pollution and greenhouse gas emissions. Governments and energy investors must focus on the lowest-cost renewable energy power supply options first, because the world does not have an unlimited amount of capital.

For nations, the grand prize today is an uninterruptible supply of cheap renewable energy.   The Company believes that its accelerated Wind technology may provide the technology foundation for bringing inexpensive clean-energy independence for many nations.

In the US, the Company believes that it is critical that the US moves aggressively on an independent renewable energy production pathway to reduce the huge risk connected with continuing to use oil as the primary energy source.   Using homemade American wind energy would allow Americans to keep more of our money in the United States and send less overseas to purchase oil.

Management believes that the group’s accelerated jet-speed wind power is a “breakthrough” technology, which has the potential to reduce the economic and environmental harm from fossil fuels, saves consumers considerable money on energy. And when consumers have to spend less money on energy, they will spend more money in other parts of the economy—resulting in robust economic growth.

Management believes that it is critical to reduce the U.S. dependence on oil. But it's most critical to reduce the U.S. dependence on foreign oil.

The Company is preparing to move decisively to take advantage of available renewable energy opportunities as funding permits and opportunities present themselves.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been shareholder, contractor and supplier loan agreements.  At March 31 2010, we had negative working capital of approximately $700,000.  Our current liabilities include approximately $650,000 in convertible notes.

We employed one full-time and six part-time independent contractors.

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

Many Of Our Competitors Are Larger and Have Greater Financial and Other Resources Than We Do and Those Advantages Could Make It Difficult For Us to Compete With Them.

The energy industry is extremely competitive and includes several companies that have achieved substantially  greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

Risks Relating to Our Common Stock:

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:  obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form of our stock declines. All of the shares, including all of the shares assumable upon conversion of the notes and presets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Item 2. Changes in Securities and Use of Proceeds.

In the three month period ended March 31, 2010, the company did not issue any shares or securities.

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

Item 4. Defaults Upon Senior Securities.

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

New updated proposals detailing the technology proposed are being finalized to support the original filings.

The wind turbines incorporated in the JV's proposal are based on the proprietary wind accelerating technology invented by Peter Sterling, Pavilion's President and Chief Executive Officer. These turbines have potential to generate 200-300% more turbine power per dollar of capital than existing technology. This technology could make very-large-scale, onshore and offshore, wind power farms with slower average wind speeds more than economical.  Cheaper, accelerated wind power technology has potential to close the cost gap that exists between the enormous potential of renewables and their current relatively low market share in energy consumption.

Substantial potential clean energy revenues could accrue to PVRE's 10-30% equity, in any one of these proposed power projects if-when completed.

The Company management expects to eventually secure at least one large-scale wind power plant approval from the numerous proposals it is participating in, as detailed herein.

The underlying driver for PVRE’s business plan is the independent reports that worldwide energy demand is estimated to increase 58% over the next 25 years.  As a possible solution to this need, PVRE’s Accelerated Wind Power Projects would enable America and other states to reduce oil use, cut carbon pollution, create lower-cost clean energy technologies that create jobs, and clean-energy wealth. As well as protect consumers' wallets.

PVRE’s proposed accelerated wind energy projects are a step toward the longer term goal of an economically viable carbon neutral economy.

See; www.pvre.biz

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