Form 10-K
period 2010-06-30
Pavilion Energy Resources, Inc.
filed 2010-10-18
CIK 1082431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2010

Commission file number   000-28587

PAVILION ENERGY RESOURCES INC,.
(Exact name of small business issuer as specified in its charter)

DELAWARE	80-0048053
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

71431 Halgar Rd, Rancho Mirage, California 90211
(Address of principal executive offices)

(323) 356-7777
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.0001 PAR VALUE.

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant's revenues for its most recent fiscal year:  $0.00

As of June 30, 2010, 150,647,891 shares of common stock were outstanding and the shares held by non-affiliates was approximately 50,000,000 .

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PAVILION ENERGY RESOURCES, INC.
Annual Report on Form 10-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS and,

ITEM 2. DESCRIPTION OF PROPERTY

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Pavilion Energy Resources Inc, ("the Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-K, unless another date is stated, are to June 30, 2010.

WIND ENERGY BACKGROUND

Pavilion Energy Resources Inc,. ("PVRE") is an energy company focused on lowering the production cost of wind energy using new wind energy capture technology.

The global financial, environmental and energy crisis is an opportunity which can be exploited for large economic gain by PVRE providing cheaper renewable energy power plants around the world. Today, the company is actively pursuing the development of several renewable wind energy power development proposals using new wind capture technology.

We believe that our group has the proprietary technological solution to supplying communities energy needs with the advent of a new lower-cost, more efficient jet-speed Accelerator Wind Turbine, which has the potential to deliver clean wind power at a lower cost than any existing power generation technology.

There is an abundant supply of FREE WIND resources available to produce large and sustainable quantities of cheaper green electricity to replace coal and petroleum for energy consumption, thereby eventually eliminating our dependence on fossil fuels.  The green credentials of wind are convincing: it creates no waste, uses no water and (unlike solar panels) doesn’t need much room.

Accelerating wind turbines is a game-changing wind turbine technology that has potential to enhance performance and reduce weight and cost while making significantly more green electrical power.

The cost of accelerated wind power could soon be dramatically less than the cost of concentrated solar electricity (CST) , which is running about 30 to 60 cents a kilowatt hour.

Management believes that these new design jet-speed wind power plants may eventually get built by the thousands because the world needs cheaper, clean energy.

Onshore wind if generated using old-technology turbines cost in the range of 7-8 cents a kilowatt hour. Using Sterling accelerated wind turbine technology, the life-cycle cost is expected to be a much more affordable 4-5 cents a kilowatt hour.

Cheap wind power is vital for America's future prosperity; If you raise the cost of a kilowatt-hour from a nickel to a quarter, then some American plant producing aluminum, or cars, or whatever else that needs affordable energy, it goes out of business, because companies move their factories to Asia, where you can get that electricity for a nickel or less.

 When the wind is blowing, wind energy directly reduces the need for power produced somewhere else and that’s almost always fossil fuels (usually dirty coal or cleaner, but still expensive natural gas).

Wind energy is free and will always be available, not just for the next 50-100 years as we may see with oil and gas, or the next 200 or 300 years as we may see with coal, but for the next millennium and beyond.

Wind Energy Payback is Strongly Positive;

Energy return on investment (EROI) for wind energy.  The energy a wind turbine generates compared with the amount that is used in its manufacture and installation is at least 18 times. Accelerator turbines are expected to increase the net EROI to approximately 40, due its higher efficiency at low and high speeds.

This places wind energy in a strongly favorable position relative to conventional power generation technologies in terms of EROI.

A conventional 2 Megawatt turbine lasts 20 years or more and typically has a .33 load factor - so in its economic life it will make about 115,000 megawatt hours.

Use of Materials; A modern wind turbine will typically generate enough electricity in its first year of operation to offset the energy used to smelt and manufacture its components and erect the turbine. The remainder of its operational life offsets the impacts of electrical generation from other, less sustainable and more polluting forms of generation.

The total weight of materials used to make the conventional 2MW turbine is less than 1,000 tons.  The total energy input equals 1MWH/ton (steel making takes around 700 kWH, for example, and concrete is a bit less - high-tech composite blades don't weigh much compared to the tower and foundation weight), so 1,000 megawatt hours is approximately the energy used to build the entire unit. The "construction energy payback" is then on the order of a few months of the turbine's design life. Accelerator turbines require more materials in the Venturi but power output is much higher thus the energy payback times will be similar.

The addition of complimentary low-cost pumped-hydro power plants to inexpensively store large amounts of wind power can completely solve the wind power intermittency issue.

HISTORY

Pavilion energy Resources commenced life as Photovoltaics.com, Inc., which was incorporated in Delaware on March 10, 1999 to manufacture thin film solar cells and sell them through the Internet. This venture failed to make sufficient profits and the company's name was changed to Pan-International Holdings, Inc. ("Pan-International") on June 6, 2000. On November 19, 2001 69% of the outstanding shares of common stock of Pan-International was purchased by World Call Funding, Inc. ("World Call"), a California corporation wholly-owned by Mr. S. Thompson .   The name of Pan-International was changed to Pavilion Energy Resources Inc, on December 17, 2001. On February 22, 2002 Cyber Centers entered into a plan of reorganization with PVRE which was treated, for accounting purposes, as a "reverse merger". Although PVRE was at the time a public company which acquired all of the shares of Cyber Centers, for accounting purposes Cyber Centers was treated as the accounting acquirer. This enterprise failed to generate the expected returns and the company reverted to its status as an energy exploration company. The company was involved in exploration for oil and gas. The regulatory imposts of searching for and developing oil and gas have become so onerous that a switch to clean energy developments was initiated.

Unless the context indicates otherwise, references herein to the "Company" or "we" include Pavilion Energy Resources Inc,.

PRODUCTS AND SERVICES PROVIDED

ACCELERATOR WIND TURBINE TECHNOLOGY

Using Next-Generation Accelerator-Turbines could deliver superior financial returns than conventional 3 blade wind turbines.

With our proprietary wind power technology the expected capital cost is ¼ to 1/3rd that of a nuclear, coal or conventional wind plant…. And the fuel is free and forever.

The Accelerator gathers original raw ambient wind power of the swept area of larger venturi accelerator diameter which is simply compressed or redirected into a much smaller area.  The blade fatigue loads are lower, and mechanical stresses on all moving components are greatly reduced in a smaller, higher-speed multi-blade shrouded turbine.

Computational Fluid Dynamics simulations and scale model testing has proven that we can speed up the ambient wind flow inexpensively using modern aircraft jet engine design technology and a low-cost fiberglass venturi structure to do most of the “work”  of more efficiently capturing wind power.

Computer simulations and ongoing scale-model testing confirms substantial ambient wind-speed and power-density upgrades with our latest more compact swept-area, patent accelerator designs.

Using aircraft wing acceleration technology, the airflow is simultaneously accelerated by being pushed-compressed by the front cone, and pulled or vacuumed at the larger rear cones to speed the ambient airflow up by 2.5 times at the turbine blades region. This smaller venturi blades region contains essentially the same raw wind energy as the larger area disturbed by the venturi structure.
The higher power density airflow is captured using a smaller diameter, stronger multi-blade (7-9 blades) wind turbine that recovers closer to the Betz maximum of 59% of any given airstream’s raw power.

The Sterling Accelerator Wind Turbine technology increases wind speed by around 200-250% and net power density by 10-15 times, thus allowing for very small diameter blades, (15-25 meters instead of 120-150 meters) meaning stronger, higher speed turbines, to make a 3-4 times larger amount of power; up to 20 to 30 Megawatts verses a mere 5 Megawatts for the largest existing technology 3 blade turbines.  All in a strong hurricane-proof unit that has a smaller footprint and is much easier to build and maintain.

Conventional large wind generators are difficult to build and maintain. The remote large blade sizes means they can more easily suffer catastrophic failures.   The latest version of the Proprietary Sterling Accelerator Grid-Parity wind generator amplifies the ambient wind speed by  2.5  times free stream values (e.g., 25 mph ambient speed becomes 60-70 mph Jet-Speed wind at the "Jet-Engine" single-stage turbine rotor.

Technology Comparisons;
2.1MW;  A conventional 50 meter diameter 3-blade turbine operating in 25mph ambient wind shows Betz power of 3.9MW. Actual recovered power is only 2.1MW due to very low efficiency of the 3-blade turbine, which lets most of the airstream flow unimpeded past the turbine blades swept area.

3.2MW;   A 42ft, (12.9 meter) diameter 9-blade shrouded Accelerating turbine operating in 25mph ambient wind, accelerated 2.5 times to 62.5mph at the blades will recover near the Betz power maximum of 3.9MW due to most of the airflow being captured via the increased number of more efficient blades.

ACCELERATOR WIND TURBINES MANUFACTURE

The PVRE and JV Partners group is developing the accelerated wind power technology with the aim of making renewable energy finally cheaper than coal power.   This will eliminate the need for a carbon price to make renewable energy competitive with fossil fuels.

WIND FARMS EXPLORATION AND DEVELOPMENT JV

The Company recently entered into a 20% owned Joint Venture to find, permit and develop wind farms in the states of Idaho, Wyoming and Utah with a Utah-based private wind farm development group.

Wind; the fastest-growing renewable energy source in the world could soon become the lowest-cost energy in the world.

We believe that the PVRE group has the proprietary technological solution to supplying much of the world's energy needs with the advent of a new lower-cost, more efficient jet-speed Accelerator Wind Turbine, which promises to deliver clean wind power at a lower cost than any existing power generation technology.

Lowest-Cost Accelerator Wind Turbines can be deployed safely and rapidly across America and the world to rapidly replace fossil fuels, while creating large new job opportunities.  A jet-speed wind power boom is inevitable.

The proposed 20% Wind Power projects have large potential benefits and represents a Golden Opportunity for Idaho to;

A)	Lead the US in Developing Much Lower-Cost Clean Wind Energy.
B)	Save the State’s environment from fossil fuel pollution.
C)	Help Secure Idaho’s and the Nation’s energy independence.
D)	Earn $500 million dollars in turbine manufacturing revenues.
E)	Create hundreds of high-paid turbine manufacturing jobs.
F)	Lower the cost of electricity for Idaho businesses and residents.

Idaho, Wyoming, Utah Wind Farm Development JV, (PVRE 20% Equity).

The company is a 20% equity partner in a joint venture to find and develop wind farms in Idaho, Wyoming and Utah.

The JV is assembling an experienced team of personnel which can perform all phases of project development - taking a wind energy project from a "good prospect" to a fully functioning green power facility.

Wind Farm Exploration-Development JV. PVRE 20% partner.

PVRE and partners engages in a rigorous process to identify and evaluate the energy production potential of prospective wind power sites; taking into account land lease or purchase costs, transmission, interconnection, permitting, and environmental concerns.

Once a good potential wind site is identified, PVRE's Development Team will begin a thorough site-evaluation protocol. Our Wind Power Resource Assessment Group will perform quality control tests of meteorological data, further analyze the wind resource of the site, and complete a preliminary design of the equipment and site parameters. Preliminary assessments of recovered energy potential and income pro-forma’s are then carried out.  At the same time, land is acquired, and environmental and detailed technical studies are performed.

The Project Finance Division then provides funding structuring and securing project construction capital.

Power Marketing agreements are typically completed either through a Power Purchase Agreement with a large electrical utility, or the sale of the project in its entirety as a permitted pre-development property through a turnkey sales contract.

PVRE's Technical Services Team is involved in the design and construction of each planned renewable energy Accelerated Wind Farm project.  Plans optimize everything from electrical equipment selection to turbines site layout.  Tight management of engineering, procurement, and construction will ensure projects are completed on time and on budget.

The completed wind farm will be the combined result of the efforts of the Financing, Project Development and Construction teams and will be capable of producing clean wind power for decades as well as a healthy revenue stream. The Financiers and Owners of the wind farm will rely on those energy revenues to provide the required return on their investment, and PVRE Management will make every effort to ensure that each project generates a superior return on investment capital.

Once the wind farm is operational, ongoing Energy Asset Management services will include the financial management, business reporting, and forecasting of a project's performance.  Additional services will be focused on record management to stay current with federal, state, and local requirements and ensure ongoing compliance.

We continue to aggressively search out viable and profitable energy renewable energy portfolio development opportunities throughout Idaho, Wyoming and Utah.

USA WIND FARM DEVELOPMENTS

PVRE has re-focused its business on providing lower-cost renewable wind energy worldwide.   Wind is a source of power virtually unlimited and, with the advent of new technology, about to become incredibly cheap.  Utilities are increasingly realizing what a superior and cheaper resource wind really can be for re-powering and de-carbonizing the world.

The Company has a unique opportunity to develop a $100 - $150 million per year wind turbine manufacturing factory to serve a number of Idaho, Wyoming and Utah wind power projects planned by private independent wind developers partners.

The Company has recently expanded the JV to include joint exploration and development of wind farms in the three states. The proposed development slate is aimed at securing rights to 5,000MW or more in the three states.

The Company and partners propose to build a $150 million per year accelerating wind turbine production plant in Idaho. This plant could potentially eventually expand to $500 million per year of turbine sales as our proprietary turbine design is probably the only technology that can make Idaho's slower-speed wind resources profitable, while still delivering consumers wind electricity at an even lower cost than fossil fuel power.

With large coal electricity imports, Idaho has lots of room to expand its renewable energy capacity.  Idaho Power’s current dependence on 50 percent of its power from imported polluting coal electricity is not healthy for the environment. The large percentage generated from hydro power also means the State is vulnerable to severe drought which has negatively affected the power supply availability in the past. Using intermittent accelerated wind power when available would enable Idaho's hydro power plants to turn off to store precious water-electricity.

If Idaho takes maximum advantage of its renewable wind energy resources, Idaho can actually minimize the risk of national economic collapse destroying the State, by ensuring that the State is fuelled by an anti-inflationary, domestically-sourced green energy.

As the nation moves toward electric heat and cars, the demand for electricity will grow, even after a solid dose of conservation. So we must find new affordable power supplies, preferably renewable energy?  Of the energy options available — more natural gas, more oil, a new nuke or a coal plant —accelerated  wind is now the most attractive answer to help meet the needs of our environment, economy and energy security; it’s clean, renewable, plentiful and, most importantly, made inside the State.

Local Landowners have the opportunity to participate in helping Idaho communities produce their own green energy by hosting community wind turbine generators.

Landowners typically receive an annual payment for leasing small parts of their land. The payment is usually a fixed amount indexed to CPI.

US Offshore Accelerating Turbine Manufacturing Project JV.  (PVRE 25%)

The partners propose developing a JV with any suitable US shipbuilder to develop and manufacture a larger 20-30 Megawatt accelerating turbine worth approximately $30-$40 million apiece, both for PVRE’s proposed offshore projects and for third-party offshore wind turbine customers.

The US shipbuilding industry has significant spare production capacity, ready access to capital and could easily move into this JV business opportunity.

Why Move Big Wind Energy Projects Offshore?

●	Available areas are vast, enabling Multi-Gigawatt projects scale.
●	Smoother wind, lower surface roughness over water.
●	Average wind speed is higher means double the power per year per turbine, greatly improves economics.

The Company and partners are developing  proposals for a multi-billion per year wind turbine manufacturing factory to supply our wind power projects and others planned by independent wind developers.

The Company is also a participant in various offshore wind power lease proposals in the US and elsewhere.

INTERNATIONAL OFFSHORE WIND PROSPECTS

PVRE's Jet-Speed, Accelerated Wind Power technology JV could potentially shake up the world's energy-cost equation. Breakthrough accelerating wind power technology promises to increase wind energy capture efficiency and dramatically lower production costs; finally making wind power cheaper than fossil fuels.   Accelerating wind turbine technology promises to make many wind projects economically viable today.   PVRE proposes nations jointly conduct a sustained build-out of large-scale, cheaper, accelerated wind power plants worldwide.

We expect to gain traction on these project proposals as soon as we build a full-scale demonstrator turbine.

Texas Offshore Coast wind.
Offshore Wind Power Project (proposed) Planned Capacity = 10-40 Gigawatts +. PVRE has a 10% interest in project lease application.

California Northern Coast Wind
Eureka Coastal Wind Power Project (proposed) Planned Capacity = 10 gigawatts (10,000 megawatts). PVRE has a 30% interest in project lease application

Oregon Offshore Wind.
Oregon: South Coast Wind Power Project (proposed) with planned eventual capacity of 10,000MW.  PVRE has a 30% interest in the project proposal.

Japan Offshore Wind.
PVRE has a 30% interest in the high-level project proposal to eventually re-power the entire country’s grid with wind power.

Australia Offshore Wind;
PVRE is a 25% partner in a JV which lodged proposals with various State Governments in Australia to develop giant wind power projects in regional "Wind Energy Kitchens."

The announcement by the Australian federal government to fund $1.1 billion for renewable energy technology and electricity grids has encouraged PVRE to pursue funding and projects opportunities there.  The JV has proposed to build very large wind power plants providing clean power at a lower cost, to enable Australian industries and consumers to switch from dirty coal power to cheaper clean wind power.

WIND POWERED GREEN ALUMINUM REFINERY OPPORTUNITIES

The Company is a 10% to 30% partner in a number of nation-changing proposals-opportunities to create forever wealth from wind by building one or more very large Aluminum Refinery businesses serving export markets, powered by wind.

Worldwide, 29 million tonnes are consumed annually. Aluminum is widely used in the transport, construction, packaging and electrical industries and trades  between $1,800 and $2,300 a ton

Texas Aluminum smelter proposal;

The Accelerator wind Turbine technology is particularly suited for making the lowest-cost electricity in more remote communities to power a new industry for refining green aluminum from onshore offshore wind resources.  These are high-level opportunities for a country to capture the largest green-metals and clean-energy growth opportunity in the world today via a coupled wind-power/aluminum refinery business.

Proposals are to build out new green aluminum smelters and connected wind-pumped-hydro power schemes. Then sell the aluminum to Global metals markets. With initial capacity of 1 million tons per year rising to as much as 10 million tons by year 25, eventually earning up to 25 billion dollars per year.

1.	Capture and accelerate the wind using new wind turbine technology to make the lowest cost green electricity, use the electricity to refine aluminum.
2.	Using an expanding, accelerated wind-power and pumped hydro green energy scheme, connected to a new green aluminum smelter.
3.	Create untold wealth for all of your citizens for the next millennium.
4.	Proposed Aluminum Production Capacity: 1 million tons per year expanding to 5-10 million tons per year over 25-30 years.
5.	Export Income potential is $2.5 billion per year, growing to $25 billion per year, within one generation.
6.	Project could be 100% funded by issuing “Green-Aluminum Bonds”, once feasibility studies are completed.

The aluminum smelter wind water power projects could provide ongoing work for a large number of local shipyards and engineering companies, with approximately US$2-5 billion+ worth of offshore turbines, support structures and semi-submersible hulls being required each year over a number of years. Much more if the turbines are also exported.  This major green aluminum and clean energy project could create many thousands of high paying local jobs into the foreseeable future, generate large export revenues from aluminum sales and untold clean energy wealth for national partners..

Excess wind power will be fed into the local grid at a low cost to reduce the need for fossil fuel payments and to benefit the local communities.

The Developers will invite major aluminum production companies to partner with us to build-operate the aluminum smelter.

Preliminary Capital estimates for each 2,000 MW Aluminum project modules are;	US$

100 x 20-30MW turbines.	$3.50 billion

Subsea transmission cabling	$0.20 billion

Onshore Power Sub-Station	$0.10 billion

2,000 MW pumped hydro dam and turbines	$1.6 billion

1 million tone p.a aluminum smelter	$5.0 billion.

Administration, environmental and oversight.	$0.10 billion

TOTAL	US$10.50 BILLION

Franchise Agreements and Fees

The Idaho, Wyoming Utah accelerator turbine franchise does not carry any franchise fees, but there is a 1% royalty payable to the inventors, which includes Mr. Sterling.

PVRE may participate in other manufacturing franchises at the election of the turbine inventors.

EMPLOYEES

As of June 30, 2010, we employed approximately 1 full-time and 1 part-time employee and 6 independent contractors.

EXECUTIVE OFFICES

Our executive offices are located in a 1,400 square-foot office research facility space located in North Palm Springs CA. Contractors utilize their own office spaces.

GOVERNMENTAL REGULATION

The Company will be subject to numerous Federal and State laws and regulations governing the recovery and sale of energy.

COMPETITION

The businesses in which the Company operates is highly competitive. We experience competition from several sources. Direct competition comes from large energy multinationals and independent operations. These competitors have greater financial resources than the Company.

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

Fossil fuel energy suppliers are our largest competitors;  Oil companies enjoy huge advantages despite the facts that fossil fuels are spoiling our beaches, poisoning our air, draining our wallets, and enriching our nation’s enemies.  America is spending $1 billion a day on foreign oil. A portion of this money is used to lobby politicians to ensure the status quo is not changed.

Two years ago America brought in oil from almost a dozen countries within the State Department's Travel Warning List.   The security of the nation along with the environment is put in jeopardy because of our oil reliance.   This reliance represents about $2,000 to $4,000 in cash annually per American household going overseas for oil.

Oil supply has not been able to keep up with skyrocketing demand is the sheer inefficiency and the rampant corruption of overseas state-controlled oil companies; the list includes Russia (where production fell in 2008), Iran (where gasoline has been rationed since 2007) and Venezuela (where daily output has dropped by 1 million barrels), and also countries such as Mexico, where the political system is democratic but where oil is a government monopoly. The regimes that have caused shortages in the world supply of the commodity on which their dictatorships depend are now reaping the benefits of higher prices largely caused by their own incompetence.

On Earth, sufficient wind is available for our energy needs. Strikingly, there is 200 times more wind energy available than current energy demand.  Wind energy has existed throughout time. The Persians started using windmills in 2000BC. From then on, people started experimenting with different rotors and different windmill concepts.  PVRE is working to create more efficient wind turbines to provide humanity with energy, and help the Earth breathe clean air again but there can be no guarantee of success.

While PVRE’s aim is to lower the cost of wind energy capture to a competitive price to coal or natural gas power. This means that wind energy is going to own the future. Accelerated Wind Energy will enable us to overcome the increasing shortage and increasing price of fossil fuels. There has been an enormous increase in world population which means a drastic increase in energy consumption. And with fossil fuels this means more and more pollution, higher CO2 concentrations, etc.  The  lowest cost alternative could be accelerated wind energy but there can be no guarantee of success.

RISK FACTORS

In addition to the other information in this Report on Form 10-K the following risk factors should be considered carefully in evaluating our Company and its business.

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

2. We Will Require Additional Capital to Market and Advertise Our Products and Green Energy.

The marketing and advertising of our wind technology will require the expenditures of significant capital. We expect to incur operating losses for the foreseeable future. Our actual working capital needs will depend upon many factors including, but not limited to, our progress and the success of our marketing and sales efforts and commercial acceptance of our wind power services. We may seek to obtain additional capital through private or public debt or equity from the financings. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the common stock. The sale of additional equity or convertible debt securities could result in additional dilution to existing shareholders. In addition, the issuance of debt securities could increase the risk or perceived risk to the Company. There can be no assurance that any additional financing will be available to us on acceptable terms if at all.

3. Competition

We face competition from other companies which are larger, better known and which have greater financial assets and resources than we have.   Many Of Our Competitors Are Larger and Have Greater Financial and Other Resources Than We Do and Those Advantages Could Make It Difficult For Us to Compete With Them.

4. Our Business is Subject to Regulatory Oversight

Our energy sales will be subject to rules of FERC and the Federal Trade Commission and certain state laws regulating the offer and sale of electricity.

5. We Depend On Certain Key Personnel

Peter J.  Sterling, our president and CEO, has been a significant factor in our development. We currently depend upon his services in these capacities. The loss of Mr. Sterling’s services, or his inability to devote sufficient attention to its operations, could materially and adversely affect our operations. We do not maintain key man life insurance on Mr. Sterling. He has entered into an employment agreement amended from time-to-time.

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

If We Are Unable to Retain the Services of Management, or If We Are Unable to Successfully Recruit Qualified Personnel Having Experience in Business, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of our Chief Executive Officer. Loss of the services of our CEO could have a material adverse effect on our growth, revenues, and prospective business. In addition, in order to successfully implement and manage our business plan,  we will be dependent upon, among other things, successfully recruiting qualified managerial personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

6. Our Authorized Common Stock.

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of Common Stock.

7. The Common Stock Has Experienced Limited Trading

Prior to May, 2010 there was extremely limited trading of shares of the Common Stock in the "Electronic Pink Sheets". The Pink Sheets is characterized by low volume of trading.   There can be no assurance as to the prices at which the shares of Common Stock will trade or as to the future volume of trading. Until shares of Common Stock become more broadly held and orderly markets develop and even thereafter, the prices of the Common Stock may fluctuate significantly. Prices for the Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

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

8. Potential Future Sales of Restricted Shares Could Depress the Market Price for our Common Stock.

Approximately 150,647,891 shares of Common Stock were issued and outstanding as of June 30, 2010. We believe that approximately 80,000,000 of these shares are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. Of these restricted shares as of June 30, 2010 Approximately 25,000,000 are eligible for sale under Rule 144, which provides in general that a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may sell within any three month period, an amount which does not exceed 1% of the then outstanding shares of Common Stock or (in certain circumstances, if greater) the average weekly trading volume of the Common Stock during the four calendar weeks before such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of one year. The possible sale of these restricted shares may in the future dilute an investor's percentage of freely tradable shares and may depress the price of the Company's Common Stock. Also, if substantial, such sales might also adversely affect our ability to raise additional equity capital. However, as of the date of this Annual Report 40,187,500 of the shares of Common Stock believed to be "restricted securities" are controlled by Peter J.  Sterling, an affiliate of the Company. These shares may only be sold subject to the volume limitations of Rule 144 described above for so long as Mr. Sterling remains an affiliate and for three months thereafter.

9. The Trading Price of our Common Stock Entails Additional Regulatory Requirements, Which May Negatively Affect Such Trading Price

The trading price of our Common Stock has been substantially below $1.00 per share. As a result of this price level, trading in the Common Stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share ("penny stock"), subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock affected. As a consequence, the market liquidity of the Common Stock could be severely limited by these regulatory requirements.

10. Our Common Stock is Quoted On the Pink-Sheets; We are Not Required to Meet or Maintain Any Listing Standards for Our Common Stock to be Quoted On the Over-The-Counter .

Our Common Stock is currently quoted on the Pink-Sheets under the symbol "PVRE". The Pink Sheets is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD") and displays real time quotes, last sale prices and volume information in over-the-counter equity securities such as the Company's common stock. The Pink Sheets is a quotation medium for subscribing members of the NASD, not an issuer listing service, has no listing standards, and should not be confused with the NASDAQ Stock Market. There is no assurance that the Pink Sheets will provide liquidity for the purchase and sale of the Company's common stock.

11. We Do Not Expect to Pay Cash Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future.

12. Lack of Control Over Energy Prices

Our inability to have any impact on energy prices could have a material adverse effect on our business and results of operations.

13. Fluctuations in Operating Results

Our operating results are affected by a wide variety of factors that could materially and adversely affect our revenues and profitability, including factors pertaining to (i) customer energy demand; (ii) general economic conditions in the energy industry; (iii) competition (iv) new turbine product development, such as increased research, development and marketing expenses associated with new wind turbine product introductions and risks associated with customer acceptance; and (v) sales marketing risks, including the risk that we will be unable to sell wind turbines and electricity at current prices and levels.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings outstanding at this time.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION. Our Common Stock was traded on a limited basis in the over-the-counter market. As of June 30th, 2010 prices for the Common Stock were quoted on the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol PVRE.

QUARTER ENDED	HIGH BID	LOW BID

June 30, 2009	$0.20	$0.15
September 30, 2009	$0.01	$0.01
December 31, 2009	$0.01	$0.01
March 31, 2010	$0.01	$0.01
June 30, 2010	$0.091	$0.01

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of our common stock at August 31, 2010, was approximately 1,000. This does not include shareholders who hold stock in their accounts at broker/dealers or at clearing houses.

(c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Pavilion Energy Resources Inc,. ("PVRE") operating as a junior energy exploration-development company has operated in deficit for some years. The company is largely funded via loans from principals and consultants.

We have an accumulated deficit of approximately $17,982,529, and stockholders' deficit of approximately $2,716,151 as of June 30, 2010.

We believe that operating losses and negative operating cash flows are likely to continue for at least the next twelve months, because of expected additional costs and expenses related to wind turbine development, marketing and other promotional activities; hiring of sales and other personnel; the expansion of infrastructure and customer support services; expansion of leases applications and sales activities; strategic relationship development; and potential acquisitions of complementary businesses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been private sales of common stock and debt instruments, and shareholder loan arrangements. At June 30, 2010, we had negative working capital of approximately $700,000.

During the 12 months ended June 30, 2010, we issued 8,000,000 shares of common stock to settle debts incurred by previous management.

We experienced no revenues for the year ended June 30, 2010 which is comparable to the prior year, this may not be indicative of future operating results.  We believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out wind energy opportunities for acquisition or joint venture, we believe that any future cash flows generated from potential operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.

At June 30, 2010 we employed four full time and one part time employees, and three full time independent contractors.

RECENT EVENTS

October 5th, 2009, The company acquired interests in certain wind power project proposals for stock. The JV may also invite PVRE to participate in future wind power project proposals and lease applications.  The company has been progressively expanding its interests and efforts in the wind energy space.

Idaho Accelerating Wind Turbine Manufacture: PVRE 32% Equity;
On Sept 18th the Company entered into a Joint Venture via letter of intent with a private Utah-based wind development group to set up a new factory in Idaho to manufacture accelerating wind turbines for the developers proposed wind properties in the States of Wyoming, Idaho and Utah.

The Company and partners propose to build an initial $150 million per year accelerating wind turbine production plant in Idaho. This plant could potentially eventually expand to $500 million per year of turbine sales as our proprietary turbine design is probably the only technology that can make Idaho's slower-speed wind resources profitable, while still delivering consumers wind electricity at an even lower cost than fossil fuel power.

Wind Farms Developments; PVRE 20% Equity;
On Sept 27th the Company entered into a Joint Venture with the same private wind development group to expand the joint venture to explore and acquire wind properties in the States of Wyoming, Idaho and Utah.

Idaho has large medium speed wind resources that can only be really commercially viable with accelerator turbines.   The DOE has estimated that Idaho has 18,000 Megawatts of developable wind resources. This would require an investment of approximately $20 billion to develop fully using accelerator turbines and approximately $60 billion using less efficient conventional turbines.

"Give Idaho it's own cheap renewable energy"  This project will create new green business, thousands of new employment opportunities, cheaper electricity, and a self sustainable clean energy economy in Idaho.

Idaho is in the middle of a largely undeveloped and potentially expanding market for lower-cost accelerating wind turbines as the population is expected to increase nearly 50 percent during the next 20 years thus increasing energy demands.

The Company is refining its long-term plans for offshore wind power projects and expects to move them forward in the coming year.
The recent progress towards developing offshore wind farms in China and the US by Google and others, should give the investment community and the Company significant encouragement.

China is planning to install over 32,000 Megawatts of offshore wind power this year alone.  While the EU continues rapid offshore wind developments albeit at a slower pace.   The US is expected to soon be able to play play catch up using our lower-cost offshore accelerator turbine technology.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2010 AND JUNE 30, 2009

The Company received no revenues during the year.

Interest expense was zero due to convertible debentures and shareholder loans interest being forgiven.

CRITICAL ACCOUNTING POLICIES

Energy leases applications not developed are written off  if-when abandoned.

ITEM 7. FINANCIAL STATEMENTS

The company does not have a report from the Company’s Independent Auditors at the time of this report. The Company plans to file an amended report with Auditors report included in due course.

The Unaudited Financial Statements of the Company appear at Pages F-1 through F-9 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

The current independent accountants have not reviewed the accompanying financial statements. We plan to file re-stated financial statements as soon as the accounts have been properly vetted by the independent accountants.

On July 13th 2009, the Company's board of directors approved the engagement of the firm of Tarvaran, Askelson & Company, LLP ("TAC") as the Company's independent auditors. During the Registrant's two most recent fiscal years or any subsequent interim period prior to engaging Tarvaran, Askelson & Company, LLP , the Company, or someone on the Company's behalf had not consulted Tarvaran, Askelson & Company, LLP regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

The Auditors have not reviewed this annual report at this time. The delay in completing the accounts is due in large part to certain financial records from previous management, which are still being reviewed and tabulated.  The Company expects to file amended financials in due course.

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

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010 and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)   Our Directors, Executive Officers and significant employees through August 31, 2010 were as follows:

NAME	AGE	POSITION

Peter J. Sterling (1)	58	Chairman of the Board, President and Treasurer
Rick Strom (2)	46	Vice President, Director

(1)   Elected on June 2nd, 2009
(2)   Elected on June 2nd, 2009

Peter J. Sterling was elected Chairman of the Board, Chief Executive Officer and President of PVRE on June 2nd 2009.

Rick Strom  was appointed Vice President. on June 2nd, 2009.

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

Based solely on its review of the Company's files and its review of the EDGAR filing system maintained by the SEC, the Company believes that during the fiscal year ended June 30, 2010 all 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us to our Chief Executive Officer during the years ended June 30, 2010, and 2009.

Name and Principal Position	Year	Salary	Other Annual Compensation

Peter J. Sterling	2010	$0	$120,000	(1)
Chairman of the Board	2009	$0	$120,000
and President	2008	$0	$0

(1) Mr. Sterling received no cash salary in fiscal 2010 and no cash in fiscal 2009; his compensation includes deferred salary of $120,000 per year.

(3) Mr. Sterling received deferred salary in the amount of $120,000; his other compensation includes warrants to purchase 10,000,000 shares of Common Stock exercisable at $.01 per share.   Share prices were based on the market closing price on the date of issuance. Stock and warrants were issued to companies controlled by Peter J. Sterling  in exchange for services, terminated service agreements and loans made by those entities to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of June 30, 2010, the stock ownership of each person known by us to be the beneficial owner of 5% or more of our Common Stock, the stock ownership of each director individually and of all directors and officers of the Company as a group based upon a total of 7,908,961 outstanding shares of Common Stock and 199,058 outstanding shares each of Series A and 202,993 Series B Preferred Stock.

Title	Name and Address	Amount and Nature	Percentage
of Class	of Beneficial Owner	of Beneficial Owner	of Class (4)

Common	Peter J. Sterling	40,187,500	26.80%
	71431 Halgar Rd.
	Rancho Mirage, CA 92270

Common	Shae Sterling.	14,350,000	9.50%
	47 Hobson Street Auckland, New Zealand

Common	Ketzal Sterling	10,954,289	7.20%
	3/44 Thatcher St , Mission Bay, Auckland
	New Zealand

Common	Rick Strom	1,225,000	0.08%
	1262 Brittany Cross Rd
	Santa Anna CA

	All Directors and Officers	41,228,698	27.50%
	As a Group (2 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 5th, 2009, pursuant to an agreement between the Company and third parties including Mr. Sterling, the Company issued 75,000,000 shares of common stock to vendors of energy assets.  Mr. Sterling was a partner in the vending entities and received shares for the assets.

Peter J.  Sterling  may be deemed a parent and a promoter of the Company as those terms are defined in the rules and regulations under the Securities Exchange Act of 1934.

As of June 30, 2010 Zero Carbon Wind Energy Corp, Inc. ("Zero Carbon") controlled by Peter J.  Sterling had loaned  $300,000 to the Company. The debts have subsequently been agreed to be settled by way of a share issue at 50% of the debt face value.

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

(b) Reports on Form 8-K

A Report on Form 8-K was filed on July 17th 2009 reporting Item 4. Changes in Registrant's Certified Public Accountant and acquisition of energy assets.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Tarvaran, Askelson & Company, LLP ("TAC") is the Company's principal auditing firm.

Tax Fees. The Company was billed $10,000 in the year 2009 for consultation services.

Other Fees. There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Tarvaran, Askelson & Company, LLP , other than the services reported above.

The Company has an audit committee; however, the Company had no pre-approval policies and procedures in effect for the auditors' engagement for the fiscal years 2010 and 2009.

All audit work is performed by Tarvaran, Askelson & Company, LLP’s  full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVILION ENERGY RESOURCES INC,. (Registrant)

Date: October 14th, 2010	By:	/s/ Peter J. Sterling
Peter J. Sterling Chief Executive Officer Principal Executive Officer

	By:	/s/ Peter J. Sterling
Peter J. Sterling Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

Peter J. Sterling	CEO-Director	October 14th 2010

EXHIBITS INDEX - Incorporated by reference to Item 13(a) of this Report.

PAVILION ENERGY RESOURCES INC, AND SUBSIDIARIES
FINANCIAL STATEMENTS
JUNE 30, 2010

TABLE OF CONTENTS

PAGE

CONSOLIDATED BALANCE SHEET June 30, 2010	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3
Years Ended June 30, 2010 and 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4
Years Ended June 30, 2010 and 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-5 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

There is no independent Audit Report available at this time due to delays in tabulating and reviewing accounts from activities in the prior year under previous management.  The Company plans to re-file audited annual statements in due course when the completed historical accounts are finalized.

PAVILION ENERGY RESOURCES INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2010

Balance Sheet	June-10	March-10
	(unaudited)	(unaudited)
Current Assets
Cash	2,000	2,000
Accounts/ Notes Receivable
Deposits
Total Current Assets	2,000	2,000

Property & Equipment	125,000	125,000
Accumulated Depreciation	(6,944)	(5,208)
Net Property & Equipment	118,056	119,792

Other Assets
Goodwill/Project lease proposals	1,250,000	1,250,000

Total Assets	1,370,056	1,371,792

Liabilities and Stockholder's Deficit

Current Liabilities
Debentures and accrued interest
Short-term note payable
Accounts Payable
Store build-out reserve
Net Liabilities from discontinued operations
Total Current Liabilities	0	0

Long-term Liabilities
Notes payable - equipment
Notes payable and accrued interest- related parties	754,000	650,000
Total Long-term Liabilities	754,000	650,000

Common stock, $.01 par value;
500,000,000 shares authorized,
150,083,012 shares issued and outstanding	15,008	15,008
Additional paid-in capital	19,007,561	19,007,561
Accumulated deficit	(18,406,513)	(18,300,777)
Total Stockholder's equity (deficit)	616,056	721,792

Total Liabilities and Stockholder's Deficit	1,370,056	1,371,792

The accompanying notes are an integral part of these financial statements

PAVILION ENERGY RESOURCES INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Sept. 2009	Dec. 2009	March 2010	June 2010
Revenues	0	0	0	0

Cost of goods sold	0	0	0	0
Gross Profit (Loss)	0	0	0	0

Operating Expenses:
Gen. Admin/Professional & Consulting Fees	104,000	208000	312000	416000
Write-off area notes receivable	0	0	0
Depreciation & amortization	1,736	3,472	5,208	6,944
Interest expense	0	1040	2080	3120
Total Operating Expenses:	105,736	212,512	319,288	426,064

Profit (Loss	(105,736)	(212,512)	(319,288)	(426,064)

Other Income (Expense):
Interest	0	0	0	0
Goodwill impairment	0	0	0	0
Gain from discontinued operation	0	0	0	0
Total Other Income (Expenses):	0	0	0	0

Net Profit (loss)	(105,736)	(212,512)	(319,288)	(426,064)

The accompanying notes are an integral part of these financial statements

PAVILION ENERGY RESOURCES INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2010.

Net Loss	Sept. 2009	Dec. 2009	March 2010	June 2010

Net Loss	(107,472)	(215,984)	(324,496)	(426,064)

General Administrative/Professional & Consulting Fees	104,000	208,000	312,000	416,000
Depreciation & amortization	1,736	3,472	5,208	6,944
Interest expense	0	1,040	2,080	3,120

Cash beginning of period	0	2,000	2,000	2,000
Cash end of period	2,000	2,000	2,000	2,000
(unaudited)

The accompanying notes are an integral part of these financial statements

PAVILION ENERGY RESOURCES INC,. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Operations and Discontinuing Operations

Discontinued operations were in the oil and gas energy fields, which are weighed down by increasing onerous environmental regulations and imposts, making investments in fossil fuels less attractive.

The Company is primarily involved in the wind energy industry as an independent exploration-development company. During fiscal 2009-2010, the Company adopted a formal plan to become solely involved in the renewable wind energy business as the opportunities for growth are large.

Principles of Consolidation

There are no subsidiaries at this time to consolidate.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Energy Projects Terms

Accelerator wind turbine Franchise agreement for Idaho, Wyoming and Utah are for 15-year terms, with subsequent renewals available for an additional, undetermined fee.

Other wind power projects are in the lease or Joint Venture proposal stage and have no fixed term at this time.

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

PAVILION ENERGY RESOURCES INC,. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES, Continued

The company has not published comparable 2008-2009 financials at this time, as the historical accounts managed by the previous Board are still in the process of being tabulated. The Company plans to file amended financial statements in due course.

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. This was $0.00 and $12,000 at June 30, 2010, and 2009, respectively.

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

PVRE recognized an impairment loss of $450,000 in fiscal 2010 for the goodwill related to temporarily discontinuing the activities on its oil and gas proposals. The Company still has not finished it's calculation of the total impairment and therefore the impairment reflected in these financial statements is the best estimate as of June 30, 2010.

Income Taxes

PVRE has adopted SFAS No. 109 "Accounting for Income Taxes". This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Loss per Share

PVRE applies SFAS No. 128, "Earnings Per Share". Basic loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. . The Company has reported a net loss for the fiscal years ended June 30, 2010 and 2009.

PAVILION ENERGY RESOURCES INC,. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES, Continued

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure" (SFAS 148). The statement provides alternative methods of transition for a change to a fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. Management has concluded that the adoption of SFAS 148 would not have had a material impact on the Company's fiscal 2010 financial position or results of operations. The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18,

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

NOTE 2. SHORT TERM NOTE PAYABLE

On July 1st, 2009, PVRE issued $450,000 convertible notes. The notes bear an interest rate of 5% per annum, which is payable monthly in cash. The note matures one month from the issue date. The note’s conversion price is based on 80% of the Company’s average stock price for five days prior to the conversion, with a floor price of $0.01.   The Company has the option to convert the note.
The Company has subsequently agreed to convert the debt at a 50% discount to its face value for stock.

Due to the ongoing global financial crisis, making it difficult for emerging companies to raise funding, monies that are owed to management and consultants are being deferred until future capital raisings are completed.

In 2009, the Company issued 8,000,000 shares of common stock to settle a Debenture arising from loans incurred by previous management.

The Company accounts for convertible notes payable with a non-detachable conversion feature, at the commitment date, in accordance with EITF Issue No. 98-5, “Accounting for securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.

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

PAVILION ENERGY RESOURCES INC,. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

In fiscal 2009 management decided to temporarily discontinue the pursuit of its fossil fuel energy projects in favor of higher-potential wind power projects.  The Company intends to finance future operations from the proceeds of additional funding through private and public securities offerings. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - NOTES RECEIVABLE

The Company does not have any current accounts receivable.

NOTE 5 - PROPERTY AND EQUIPMENT

The Company owns no real estate or other Property apart from its various energy projects proposals.

NOTE 6 - DEBENTURES AND ACCRUED INTEREST

Debentures consist of the following:

Notes payable to investors and creditors are unsecured, due on demand and convertible to common stock at the rate of $0.01 per share:

Percentage	Amount
5%	$100,000
5%	$350,000
Total	$450,000

Interest	22,500

Total	$ 472,500

There is no obligation on behalf of the debenture holders to convert their debentures into common stock at maturity. The debentures continue to accrue interest. The company has subsequently renegotiated the payment terms of these notes at a 50% discount for stock.

Other monthly debts are accruing to management and consultants, which are expected to be settled via future capital raisings.

NOTE 7 - INCOME TAXES

No benefit for income taxes has been reflected in the accompanying financial statements for 2010 and 2009 because of the significant uncertainty that exists regarding the realization of such income tax benefits.

As of June 30, 2010, the Company estimates that it has net operating loss carry forwards of approximately $14,000,000 which expire in various years through 2024; however, the utilization of the benefits of such carry forwards may be limited, since the company is uncertain as to when it may achieve profitability.

PAVILION ENERGY RESOURCES INC,. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 - CONVERTIBLE PREFERRED STOCK

There are no convertible shares issued.

NOTE 9 - STOCK OPTIONS

PVRE's Stock Option Plan provides for the grant of both qualified and non-qualified options to PVRE's directors, employees and consultants. The plan is administered by PVRE's Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions are applicable, if any.

PVRE uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123.

There were no options or warrants issued in fiscal 2010 or 2009.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases: PVRE leases its corporate office, an office-factory for wind research under operating lease agreements. Minimum future rental and lease payments at June 30, 2010 are less than $10,000 per year.

Litigation Proceedings

The Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business. No pending legal proceeding is deemed by the Company to pose the risk of any material adverse effect.

NOTE 11 - RELATED PARTY TRANSACTIONS

Notes payable-related parties of $450,000 consist of consulting work done and unpaid and unsecured advances made to the Company for working capital purposes. These advances were made by companies that are controlled by the chief executive officer of the Company. Interest is being charged at the rate of 5% per annum. This debt has subsequently been agreed to be been restructured at a discount into stock.

NOTE 12 - DISCONTINUED OPERATIONS

During fiscal 2003 the Company adopted a plan to temporarily discontinue oil and gas exploration efforts in favor of increased efforts in wind energy capture.

Liabilities from discontinued oil-gas operations are as follows:

Accounts payable	$472,500