Form 10-Q
period 2010-09-30
Pavilion Energy Resources, Inc.
filed 2010-11-22
CIK 1082431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission file number 000-28587

Pavilion Energy Resources Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	80-004053
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

71431 Halgar Rd, Rancho Mirage CA 92270
(Address of principal executive offices)

(Issuer's telephone number) (323) 356-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No   ☒

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

As of September 30, 2010, there were 150,083,012 shares of common stock, par value $.0001 per share

This report has not been reviewed by the independent auditor in accordance with the Act; however, the Company intends to submit an amended report reviewed by the independent auditor in due course.

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

Balance Sheet	Sept-10	June-09
	(unaudited)	(unaudited)
Current Assets
Cash	2,000	2,000
Accounts/ Notes Receivable
Deposits
Total Current Assets	2,000	2,000

Property & Equipment	125,000	125,000
Accumulated Depreciation	(5,208)	(3,472)
Net Property & Equipment	119,792	121,528

Other Assets
Goodwill/Project lease proposals	1,250,000	1,250,000

Total Assets	1,371,792	1,373,528

Liabilities and Stockholder's Deficit
Notes payable and accrued interest- related parties	800,000	546,000
Total Long-term Liabilities	800,000	546,000

Common stock, $.01 par value;
500,000,000 shares authorized,
150,083,012 shares issued and outstanding	15,008	15,008
Additional paid-in capital	19,007,561	19,007,561
Accumulated deficit	(18,450,777)	(18,195,041)
Total Stockholder's equity (deficit)	871,792	827,528

Total Liabilities and Stockholder's Deficit	1,371,792	1,373,528

See accompanying notes to financial statements.

Statement of Operations
	June-05	September-09	June-10	Sept-10
		(unaudited)	(unaudited)	(unaudited)
Revenues	914,233	0	0	0

Cost of goods sold	194,186	0	0	0
Gross Profit (Loss)	720,047	0	0	0

Operating Expenses:
Gen. Admin/Professional & Consulting Fees	1,958,031	104,000	208000	63000
Write-off area notes receivable	1,092,096	0	0	0
Depreciation & amortization	4,123	1,736	3,472	0
Interest expense	201,013	0	1040	2000
Total Operating Expenses:	3,255,263	105,736	212,512	65,000

Profit (Loss	(2,535,216)	(105,736)	(212,512)	(65,000)

Other Income (Expense):
Interest	10,496	0	0	0
Goodwill impairment	(250,000)	0	0	0
Gain from discontinued operation	20,378	0	0	0
Total Other Income (Expenses):	(219,126)	0	0	0

Net Profit (loss)	(2,754,342)	(105,736)	(212,512)	(65,000)

The accompanying notes are an integral part of these financial statements.

Cash Flow From Operations
	June-05	September-09	June-10	Sept-10
		(unaudited)	(unaudited)	(unaudited)
Net Loss		(105,736)	(212,512)	(65,000)

General Administrative/Professional & Consulting Fees		104,000	208,000	63,000
Depreciation & amortization		1,736	3,472	2,000
Interest expense		0	1,040	0

Cash beginning of period		0	2,000	2,000
Cash end of period		2,000	2,000	2,000

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

NOTE 2 – RECENT EVENTS

WIND FARMS EXPLORATION AND DEVELOPMENT JV

Idaho;  The Company recently entered into a 20% owned Joint Venture to find, permit and develop wind farms in the states of Idaho, Wyoming and Utah with a Utah-based private wind farm development group.

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

PVRE operating as an Emerging Minerals Exploration and Renewable Energy Exploration company has a History of ongoing Losses, Which May Continue for some time.

Management believes that the global financial crisis has resulted in increased prices for precious metals and minerals. Accordingly these are now attractive exploration targets and the company will revitalize efforts in this area.

Management also believes that the global environmental and energy crisis has created an opportunity which can be exploited for large economic gain by providing cheaper, more efficient renewable energy power plants in suitable wind regions around the world.

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

Today, the company is actively pursuing the development of several large renewable wind energy power development proposals in New Jersey, Texas, Japan, California and elsewhere.    New high-level project proposals are being prepared and circulated on a regular basis.   These vital lower-cost accelerated wind energy projects are a proposed step toward the longer-term goal of an economically viable carbon neutral global economy.

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

See corporate website at; www.pvre.biz

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010

Idaho Wind Power; The Company has recently expanded the JV to include joint exploration and development of wind farms in the three states of Idaho, Wyoming and Utah. The proposed development slate is aimed at securing rights to 5,000MW or more in the three states.

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

The Company has a new Minerals Division seeking supplies of rare earths and industrial minerals to support its renewable energy development plans. The Company and partners are preparing exploration-development proposals for new mining developments for rare-earths, precious metals and other valuable commodities.

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

Item 2. Changes in Securities and Use of Proceeds.

In the three month period ended September 30, 2010 , the company did not issue any shares or securities.

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

New Jersey Offshore Wind Project; this proposed project is for 1,100MW of clean lower-cost wind power to be connected to the proposed Google AWC offshore Grid.

Japan Coastal Clean Power Project ;  PVRE is a 10% equity partner in a joint venture (JV) that has submitted a multi-billion dollar proposal to the Japanese government to develop a wind energy project in multiple locations adjacent to its coastline in the Sea of Japan, Sea of Okhotsk and Pacific Ocean.

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