Form 10-Q
period 2010-12-31
Pavilion Energy Resources, Inc.
filed 2011-01-14
CIK 1082431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of December 31, 2010, there were 162,083,012 shares of common stock, par value $.0001 per share

This report has not been reviewed by the independent auditor in accordance with the Act; however, the Company intends to submit an amended report reviewed by the independent auditor in due course.

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

Balance Sheet	Dec-10	June-09
	(unaudited)	(unaudited)
Current Assets
Cash	2,000	2,000
Accounts/ Notes Receivable
Deposits
Total Current Assets	2,000	2,000

Property & Equipment	125,000	125,000
Accumulated Depreciation	(5,208)	(3,472)
Net Property & Equipment	119,792	121,528

Other Assets
Goodwill/Project lease proposals	1,250,000	1,250,000

Total Assets	1,371,792	1,373,528

Liabilities and Stockholder's Deficit
Notes payable and accrued interest- related parties	700,000	546,000
Total Long-term Liabilities	700,000	546,000

Common stock, $.01 par value;
500,000,000 shares authorized,
162,083,012 shares issued and outstanding	15,008	15,008
Additional paid-in capital	19,007,561	19,007,561
Accumulated deficit	(18,450,777)	(18,195,041)
Total Stockholder's equity (deficit)	871,792	827,528

Total Liabilities and Stockholder's Deficit	1,371,792	1,373,528

See accompanying notes to financial statements.

Statement of Operations
	June-05	December-09	Sept-10	Dec-10
		(unaudited)	(unaudited)	(unaudited)
Revenues	914,233	0	0	0

Cost of goods sold	194,186	0	0	0
Gross Profit (Loss)	720,047	0	0	0

Operating Expenses:
Gen. Admin/Professional & Consulting Fees	1,958,031	104,000	63000	63000
Write-off area notes receivable	1,092,096	0	0	0
Depreciation & amortization	4,123	1,736	0	0
Interest expense	201,013	0	2000	2000
Total Operating Expenses:	3,255,263	105,736	65,000	65,000

Profit (Loss	(2,535,216	(105,736	(65,000	(65,000)

Other Income (Expense):
Interest	10,496	0	0	0
Goodwill impairment	(250,000	0	0	0
Gain from discontinued operation	20,378	0	0	0
Total Other Income (Expenses):	(219,126	0	0	0

Net Profit (loss)	(2,754,342	(105,736	(65,000	(65,000)

The accompanying notes are an integral part of these financial statements.

Cash Flow From Operations
	June-05	Dec-09	Sept-10	Dec-10
		(unaudited)	(unaudited)	(unaudited)
Net Loss		(105,736)	(65,000)	(65,000)

General Administrative/Professional & Consulting Fees		104,000	63,000	63,000
Depreciation & amortization		1,736	2,000	2,000
Interest expense		0	0	0

Cash beginning of period		0	2,000	2,000
Cash end of period		2,000	2,000	2,000

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

NOTE 2 – RECENT EVENTS

OCEANIC MINERALS; GOLD & IRON SANDS EXPLORATION AND DEVELOPMENT JV

PVRE has 10%  to 33% equity in a joint venture, exploring for offshore placer and deep ocean minerals resources. Near-shore oceanic placer mines can be built for one fifth the capital cost of a land based iron-ore mine.

The underlying economics of an offshore gold-iron-sand production operation indicate it could be between five and ten times cheaper to run than globally competitive alternatives operating in the Pilbara region of Western Australia.

Placer Oceanic mining has been going on safely without significant environmental degradation for decades.  Diamonds are being mined off the South African coast and barite off the Alaskan coast, tin off the coasts of Thailand and Indonesia, oyster shells off the Gulf Coast of the United States, and sand and gravel off the coast of the United Kingdom. Pure silica sands are dredged for the glass and chemical industry off Japan, northern New Zealand, and in the Baltic.  See project manager website at;  www.gold-and-iron.com

WIND FARMS EXPLORATION AND DEVELOPMENT JV

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

The proposed Wind Power projects have large potential benefits and represents a Golden Opportunity for PVRE to;

A)	Lead the US in Developing Much Lower-Cost Clean Wind Energy.
B)	Save the State’s environment from fossil fuel pollution.
C)	Help Secure the Nation’s energy independence.
D)	Earn hundreds of millions of dollars in turbine manufacturing revenues.
E)	Create hundreds of high-paid turbine manufacturing jobs.
F)	Lower the cost of electricity for US businesses and residents.

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

See corporate website at; www.pvre.biz

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2010

Gold and Iron Ore   The Company has a new Minerals Division seeking supplies of rare earths and industrial minerals to support its renewable energy development plans. The Company and partners are preparing exploration-development proposals for new mining developments for rare-earths, precious metals and other valuable commodities.

The Company is a partner in a joint venture seeking out polymetallic minerals opportunities.

Near Shore Oceanic Iron Sands and associated minerals are now very valuable commodities. The increasing prices of iron ore, rare earths and gold along with the advent of high-powered sea-going suction-cutter dredge technology has opened up the possibility of profitably mining vast near-shore alluvial sea-floor deposits in various locations around the world. Near-shore oceanic placer mines can be built for one fifth the capital cost of a land based iron-ore mine.

The main advantage of oceanic mining concepts is that it is ultra- low cost compared to conventional land based drill and blast mining, which requires very expensive hard ore crushing stages. Additionally, the capital requirements are a tiny fraction of those of a traditional land-based mining operation because there is no costly requirement for transport infrastructure (heavy gauge rail / deep sea port).

We expect oceanic iron ore sands assets to see increasing demand and rapid increases in market valuations due to continuing rising consumption of iron ore in China and Asia and declining production of high quality ore from traditional land iron-ore mining regions.

Despite public perception that the “knowledge” economy is the future direction for America and the sad fact that there is little if any mandate for mineral resources developments, there is an ever-increasing demand for minerals on which the wealth of America actually depends.

Safely mining the continental shelf sands would deliver vast new minerals sources to America. The resulting reduction of mineral imports would reduce the ever-increasing debilitating national debt.  Already every American uses over 10 tons of minerals every year.

Placer Oceanic mining has been going on safely without significant environmental degradation for decades.  Diamonds are being mined off the South African coast and barite off the Alaskan coast, tin off the coasts of Thailand and Indonesia, oyster shells off the Gulf Coast of the United States, and sand and gravel off the coast of the United Kingdom. Pure silica sands are dredged for the glass and chemical industry off Japan, northern New Zealand, and in the Baltic.

Accelerated Wind;  Idaho Wind Power; The Company has recently expanded the JV to include joint exploration and development of wind farms in the three states of Idaho, Wyoming and Utah. The proposed development slate is aimed at securing rights to 5,000MW or more in the three states.

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

Item 2. Changes in Securities and Use of Proceeds.

In the three month period ended DECEMBER 31, 2010 , the company issued 12 million shares to settle in full, previously incurred debts.

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