Form 10-Q
period 2011-03-31
Pavilion Energy Resources, Inc.
filed 2011-04-14
CIK 1082431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of March 31, 2011, there were 190,583,012shares of common stock, par value $.0001 per share

This report has not been reviewed by the independent auditor in accordance with the Act; however, the Company intends to submit an amended report reviewed by the independent auditor in due course.

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

Balance Sheet	March-31	June-2010
	(unaudited)	(unaudited)
Current Assets
Cash	2,000	2,000
Accounts/ Notes Receivable
Deposits
Total Current Assets	2,000	2,000

Property & Equipment	125,000	125,000
Accumulated Depreciation	(25,208)	(3,472)
Net Property & Equipment	99,792	121,528

Other Assets
Goodwill/Project lease proposals	1,250,000	1,250,000

Total Assets	1,351,792	1,373,528

Liabilities and Stockholder's Deficit
Notes payable and accrued interest- related parties	500,000	546,000
Total Long-term Liabilities	500,000	546,000

Common stock, $.01 par value;
500,000,000 shares authorized,
190,583,012 shares issued and outstanding	15,008	15,008
Additional paid-in capital	19,007,561	19,007,561
Accumulated deficit	(18,470,777)	(18,195,041)
Total Stockholder's equity (deficit)	891,792	827,528

Total Liabilities and Stockholder's Deficit	1,391,792	1,373,528

See accompanying notes to financial statements.

Statement of Operations
	June-05	December-09	Dec-31	March-31
		(unaudited)	(unaudited)	(unaudited)
Revenues	914,233	0	0	0

Cost of goods sold	194,186	0	0	0
Gross Profit (Loss)	720,047	0	0	0

Operating Expenses:
Gen. Admin/Professional & Consulting Fees	1,958,031	104,000	63000	63000
Write-off area notes receivable	1,092,096	0	0	0
Depreciation & amortization	4,123	1,736	0	0
Interest expense	201,013	0	2000	2000
Total Operating Expenses:	3,255,263	105,736	65,000	65,000

Profit (Loss	(2,535,216)	(105,736)	(65,000)	(65,000)

Other Income (Expense):
Interest	10,496	0	0	0
Goodwill impairment	(250,000)	0	0	0
Gain from discontinued operation	20,378	0	0	0
Total Other Income (Expenses):	(219,126)	0	0	0

Net Profit (loss)	(2,754,342)	(105,736)	(65,000)	(65,000)

The accompanying notes are an integral part of these financial statements.

Cash Flow From Operations
	Dec-09	Dec-31	March-31
	(unaudited)	(unaudited)	(unaudited)
Net Loss	(105,736)	(65,000)	(65,000)

General Administrative/Professional & Consulting Fees	104,000	63,000	63,000
Depreciation & amortization	1,736	2,000	2,000
Interest expense	0	0	0

Cash beginning of period	0	2,000	2,000
Cash end of period	2,000	2,000	2,000

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

NOTE 2 – RECENT EVENTS

OCEANIC MINERALS; GOLD & IRON SANDS EXPLORATION AND DEVELOPMENT JV

PVRE has 10%  to 33% equity in a joint venture, exploring for offshore placer and deep ocean minerals resources. Near-shore oceanic placer mines can be built for lower capital costs than land based iron-ore mines.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERAITONS.

OVERVIEW
Pavilion Energy Resources, Inc. (PVRE), the Company is an energy exploration-development company focused on developing large-scale, wind power projects on a worldwide basis as well as natural gas and sustainable gold and iron exploration-mining.

Idaho, Wyoming, Utah Wind Farm Development JV, (PVRE 20% Equity).

The company is a 20% equity partner in a joint venture to find and develop wind farms in Idaho, Wyoming and Utah.

The JV is assembling an experienced team of personnel which can perform all phases of project development - taking a wind energy project from a "good prospect" to a fully functioning green power facility. The project managers have secured planning permission and have commenced laying turbine foundations.

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

The Fukushimi disaster in Japan along with overall declining global oil supplies of easy-to-get crude means there’s enormous opportunity elsewhere in renewable energy, provided it can be produced at a more affordable price .

See corporate website at; www.pvre.biz

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011

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

Accelerated Wind;  Idaho Wind Power; The Company has recently expanded the JV to include joint exploration and development of wind farms in the three states of Idaho, Wyoming and Utah. The proposed development slate is aimed at securing rights to 5,000MW or more in the three states.  The Company and partners propose to build a $150 million per year accelerating wind turbine production plant in Idaho. This plant could potentially eventually expand to $500 million per year of turbine sales as our proprietary turbine design is probably the only technology that can make Idaho's slower-speed wind resources profitable, while still delivering consumers wind electricity at an even lower cost than fossil fuel power.  The Company and partners are preparing and circulating detailed financing proposals for development of the various wind power business opportunities.  The Company’s lower-cost accelerating wind power technologies could cut pollution and greenhouse gases.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been shareholder, contractor and supplier loan agreements.  At March 31 2011, we had negative working capital of approximately $500,000.  Our current liabilities include approximately $400,000 in convertible notes.

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

Item 2. Changes in Securities and Use of Proceeds.

In the three month period ended MARCH 31, 2011 , the company issued 28.5 million shares to settle in full, previously incurred debts.

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

Item 5. Other Information.

Management believes that renewable energy is increasingly becoming the lead form of energy used for transportation as well as homes and industry.   Pavilion and JV partners have begun to lodge new updated green power proposals with various State and Federal governments to capture the wind turbine manufacturing factory-jobs opportunity for their State and construct large-scale lowest-cost wind power developments.

The regulatory environment for offshore wind projects has become more receptive since the initial high-level proposals were made, due in large part to recent nuclear disaster in Japan and government and industry reports indicating the significant potential for commercially viable large-scale renewable energy projects offshore, in areas where PVRE has proposed to develop clean energy projects.

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

Japan Coastal Clean Power Project ;  PVRE is a 30% equity partner in a joint venture (JV) that has submitted a multi-billion dollar proposal to the Japanese government to develop a wind energy project in multiple locations adjacent to its coastline in the Sea of Japan, Sea of Okhotsk and Pacific Ocean.

Peter Sterling, President and Chief Executive Officer of Pavilion, commented, "Japan currently imports essentially all its energy. The Fukushima nuclear meltdown will drive a huge shift away from nuclear to cleaner fuels. Once completed, this project would generate enough clean, renewable energy to replace up to five million barrels of oil imports per day at a more competitive cost than any other generating technology. Further benefits include lower future carbon tax payments and new local jobs for the design, fabrication and installation of new wind power technology and for operation and maintenance of the wind farms."

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

Bering Sea Commons Natural Gas, (PVRE 30%);

 The Bering Sea Abyssal Commons free gas resources have the following attributes;

1.	Confirmed presence of super-giant aerial extent of high FREE GAS saturation by geophysical methods) in deep accessible reservoirs.
2.	Probable Occurrence within fine sediments, much of sufficient reservoir quality to support current production methods.
3.	Site accessibility through close proximity to existing major US West coast and Asia markets and infrastructure.

The underlying driver for PVRE’s business plan is the independent reports that worldwide energy demand is estimated to increase 58% over the next 25 years.  As a possible solution to this need, PVRE’s Natural Gas and Accelerated Wind Power Projects would enable America and other states to eliminate nuclear power, reduce oil use, cut carbon pollution, create lower-cost clean energy technologies that create jobs, and clean-energy wealth. As well as protect consumers' wallets.

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

Dated: April 11, 2011