Form 10-K
period 2011-06-30
Pavilion Energy Resources, Inc.
filed 2011-08-19
CIK 1082431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  JUNE 30, 2011

Commission file number    000-28587

PAVILION ENERGY RESOURCES INC,.
(Exact name of small business issuer as specified in its charter)

DELAWARE	80-0048053
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

16714 Silktree St, Fountain Valley California 90278
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

As of June 30, 2011, 193,148,091 shares of common stock were outstanding and the shares held by non-affiliates was approximately 50,000,000.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PAVILION ENERGY RESOURCES, INC.
Annual Report on Form 10-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS and,

ITEM 2. DESCRIPTION OF PROPERTY

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Pavilion Energy Resources Inc, ("the Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-K, unless another date is stated, are to June 30, 2011.

WIND ENERGY BACKGROUND

Pavilion Energy Resources Inc,. ("PVRE") is an emerging energy company focused on lowering the production cost of wind energy using new wind energy capture technology.

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

With our proprietary wind power technology the expected capital cost is ¼ to 1/3rd that of a nuclear, coal or conventional wind plant. And the fuel is free and forever.

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

Pavilion Energy Resources Inc., (PVRE).  As the Battle for Arctic oil intensifies, the world’s largest oil companies are competing for a diminishing number of drill sites worldwide as foreign governments deny access to resources and existing fields are depleted, while Asian demand skyrockets. PVRE has the solution for energy majors; partner in the Arctic Oil Claim area to secure and develop what could be the world’s largest hydrocarbon energy prize.

PVRE has an option to acquire a 50% controlling interest in the Arctic Oil and Gas Consortium Claims over the hydrocarbons resources in the Arctic Ocean Commons.

ALLUVIAL IRON-SANDS, GOLD AND RARE EARHTS MINING

PVRE  (10% JV equity) and JV partners are pursuing multiple near-shore polymetallic iron-sands, chromite, gold and rare-earths placer prospects in the Americas and worldwide as well as pollymetallic copper-gold-platinum prospects in the mid-ocean deeps.

PVRE and JV partners are assembling deposits of iron sands on the seabed potentially containing billions of tons of iron ore, enough to keep Chinese steel mills operational for a century and believed to be the easiest upliftable iron ore in the world.

Alluvial Iron-Sands, Gold and Rare Earths Provinces.

The Company is actively negotiating on a number of alluvial near-shore prospects in the Americas, with the potential to host commercially viable large scale alluvial iron sands and gold mines; some with associated rare earths.

These resources would be initially mined using conventional ocean-going diesel-electric dredges. In the future they could be mined using new state-of the art suction cutter dredges, eventually powered by wind. Large throughput dredge vessels would be combined with an offshore modular iron-ore-rare-earths, gold beneficiation plant located on a nearby floating cape-sized processing vessel.

With new larger-scale, lower-cost mining technology, iron-ore at record prices and the gold price hovering at $1,400, large scale near-shore ocean-seabed polymetallic alluvial deposits can now be much more profitable to mine on a larger scale than possible before.

Many valuable minerals and gemstones are transported by rivers to the ocean. For example tin ore is found off Thailand, gold and rare earths off Alaska and New Zealand, and diamonds off South Africa. Deeper in the ocean, volcanic mounds contain many metals, including copper, iron, zinc, platinum, gold and silver.

Very-Low Capital and Operating Costs; The main advantage of oceanic sea-floor mining concepts is that it is ultra- low cost compared to conventional land based drill and blast mining, which requires very expensive hard ore crushing stages. Additionally, the capital requirements are a tiny fraction of those of a traditional land-based mining operation because there is no costly requirement for transport infrastructure (heavy gauge rail / deep sea port).

Sustainable Environmentally Sound Sea-Floor Mining.  Second-Generation new-build, polymetallic mining-processing vessels will have modular variable processing setups, Hybrid diesel-electric drive systems with on-board lithium battery storage, powered by nearby lower-cost accelerating wind power plants providing 50-70% of mine operating energy requirements. This will reduce mining operating costs by approximately 40-50%.

OIL AND NATURAL GAS

World Energy Demand Projections: The world is going through rapidly increasing demand…not seen since the U.S. in the early 20th century and Japan in the post-war era.  China — which just replaced the U.S. as the number one energy consumer in the world — averages a new coal-fired plant every 7 to 10 days.

China consumed 600 million tons of steel last year and will soon consume 1 billion tons. America is stuck in the doldrums at less than 100 million tons per year.

More Energy Needed; We cannot avoid the fact that two to three billion extra people now expect – and will obtain – a western lifestyle. China alone plans to produce 100m cars and buses every year through the year 2020.

Bering Sea Commons:  PVRE is a 30% partner in a Resources Rights Claim over giant Bering Sea natural gas resources, which may be large enough to re-power either Japan’s, Taiwan’s or China’s nuclear power plants for the next 100 years.

PVRE and Partners Bering Sea Commons energy resources can be developed more quickly due to the lower permitting requirements and thus alleviate Japan-China-Taiwan energy shortfalls quickly.  In the short term, the easiest way for Japan to make up for its reduced nuclear output is by importing more natural gas AND SWITCHING NUCLEAR PLANTS TO RUN ON GAS.

Arctic Claims; PVRE has an option to acquire a 50% controlling interest in the Arctic Oil and Gas Consortium Claims over the hydrocarbons resources in the Arctic Ocean Commons. As the Battle for Arctic oil intensifies, the world’s largest oil companies are competing for a diminishing number of drill sites worldwide as foreign governments deny access to resources and existing fields are depleted, while Asian demand skyrockets. PVRE has the solution for energy majors; partner in the Arctic Oil Claim area to secure and develop what could be the world’s largest hydrocarbon energy prize.

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

WIND FARMS EXPLORATION AND DEVELOPMENT JV

In 2010 the Company entered into a 20% owned Joint Venture to find, permit and develop wind farms in the states of Idaho, Wyoming and Utah with a Utah-based private wind farm development group.  Lowest-Cost Accelerator Wind Turbines can be deployed safely and rapidly across America and the world to rapidly replace fossil fuels, while creating large new job opportunities.  The proposed 20% Wind Power projects have large potential benefits and represents a Golden Opportunity for Idaho to;

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

In 2010, the Company expanded the JV to include joint exploration and development of wind farms in the three states. The proposed development slate is aimed at securing rights to 5,000MW or more in the three states.

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

Texas Offshore Coast wind.
Offshore Wind Power Project (proposed) Planned Capacity = 10-40 Gigawatts +. PVRE has a 10% interest in project lease application.

California Northern Coast Wind
Eureka Coastal Wind Power Project (proposed) Planned Capacity = 10 gigawatts (10,000 megawatts). PVRE has a 30% interest in project lease application.

The development of these wind power projects is dependent on the company securing capital to pay PVRE’s share of development costs. The virtual collapse of global risk capital pools since 2008 has made this task very difficult.

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

The announcement by the Australian federal government to fund $10 billion for renewable energy technology and electricity grids has encouraged PVRE to pursue funding and projects opportunities there.  The JV has proposed to build very large wind power plants providing clean power at a lower cost, to enable Australian industries and consumers to switch from dirty coal power to cheaper clean wind power.

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

EMPLOYEES

As of June 30, 2011, we employed approximately 1 full-time and 1 part-time employee and 6 independent contractors.

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

1. Limited Capital

Risk capital is difficult to secure. More than half of all spending is now made by governments, who have a long history of wasting the publics funds.   We have limited capital and there can be no assurance that we will be able to raise the capital needed to carry on our business. We have incurred, and may continue to incur, operating losses for the foreseeable future and are currently subject to a "going concern" opinion by our outside auditor. Our working capital needs will depend upon various factors including but not limited to the acceptability of our Postal Connections stores in the marketplace and our ability to attract franchisees as well as other factors. Even if we achieve profitability there can be no assurance that we can sustain or increase profitability on a quarterly or annual basis. Our failure to meet and realize our objectives may have a material adverse effect on our business, financial condition and results of operations.

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

7. The Common Stock Has Experienced Limited Trading

Prior to May, 2011 there was extremely limited trading of shares of the Common Stock in the "Electronic Pink Sheets". The Pink Sheets is characterized by low volume of trading.   There can be no assurance as to the prices at which the shares of Common Stock will trade or as to the future volume of trading. Until shares of Common Stock become more broadly held and orderly markets develop and even thereafter, the prices of the Common Stock may fluctuate significantly. Prices for the Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

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

8. Potential Future Sales of Restricted Shares Could Depress the Market Price for our Common Stock.

Approximately 193,148,091 shares of Common Stock were issued and outstanding as of June 30, 2011. We believe that approximately 114,000,000 of these shares are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. Of these restricted shares as of June 30, 2011, approximately 25,000,000 are eligible for sale under Rule 144, which provides in general that a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may sell within any three month period, an amount which does not exceed 1% of the then outstanding shares of Common Stock or (in certain circumstances, if greater) the average weekly trading volume of the Common Stock during the four calendar weeks before such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of one year. The possible sale of these restricted shares may in the future dilute an investor's percentage of freely tradable shares and may depress the price of the Company's Common Stock. Also, if substantial, such sales might also adversely affect our ability to raise additional equity capital. However, as of the date of this Annual Report, 40,187,500 of the shares of Common Stock believed to be "restricted securities" are controlled by Peter J.  Sterling, an affiliate of the Company.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION. Our Common Stock was traded on a limited basis in the over-the-counter market. As of June 30th, 2011 prices for the Common Stock were quoted on the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol PVRE .

QUARTER ENDED	HIGH BID	LOW BID

June 30, 2010	$0.02	$0.-1
September 30, 2010	$0.01	$0.01
December 31, 2010	$0.01	$0.01
March 31, 2011	$0.01	$0.01
June 30, 2011	$0.091	$0.01

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of our common stock at August 18, 2011, was approximately 1,000. This does not include shareholders who hold stock in their accounts at broker/dealers or at clearing houses.

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

We have an accumulated deficit of approximately $19,484,961 and stockholders' deficit of approximately $458,085 as of June 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been private sales of common stock and debt instruments, and shareholder loan arrangements. At June 30, 2011, we had negative working capital of approximately $458,085.

During the 12 months ended June 30, 2011, we issued 50,000,000 shares of common stock to settle debts incurred by the company.

We experienced no revenues for the year ended June 30, 2011 which is comparable to the prior year, this may not be indicative of future operating results.  We believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

While we continue to actively seek out minerals and energy opportunities for acquisition or joint venture, we believe that any future cash flows generated from potential operations may not be sufficient to fund such plans. Accordingly, it is likely that we will require additional funding through private and public securities offerings. There can be no assurance that we will obtain such financing.

At June 30, 2011 we employed one full time and one part time employee, and six full time independent contractors.

RECENT EVENTS

October 5th, 2009, The company acquired interests in certain wind power project proposals for stock. The JV may also invite PVRE to participate in future wind power project proposals and lease applications.  The company has been progressively expanding its interests and efforts in the wind energy space.

Gold and Iron JV: PVRE 10% Equity; On Sept 18 th the Company entered into a Joint Venture via letter of intent with a

Wind Farms Developments; PVRE 20% Equity;
On Sept 27 th 2009 he Company entered into a Joint Venture to develop various wind farms in Idaho, Wyoming and

Debt Settlement;  PVRE settled various debts by the issuance of a total of 50 million shares. This has substantially reduced the indebtedness of the company.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2011 AND JUNE 30, 2010

The Company received no revenues during the year.

Interest expense was zero due to convertible debentures and shareholder loans interest being forgiven.

CRITICAL ACCOUNTING POLICIES

Energy and minerals leases applications not developed are written off  if-when abandoned.

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

On July 13 th 2009, the Company's board of directors approved the engagement of the firm of Tarvaran, Askelson & Company, LLP ("TAC") as the Company's independent auditors. The Auditors have since resigned and new auditors will shortly be appointed. During the Registrant's two most recent fiscal years or any subsequent interim period prior to engaging Tarvaran, Askelson & Company, LLP , the Company, or someone on the Company's behalf had not consulted Tarvaran, Askelson & Company, LLP regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

There is no independent Audit Report available at this time. The Company intends file audited annual financial statements as soon as it is able to engage an independent registered certified public accountant to conduct an audit of its financial statements.

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

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2011 and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)   Our Directors, Executive Officers and significant employees through June 31, 2011 were as follows:

NAME	AGE	POSITION

Peter J. Sterling (1)	59	Chairman of the Board, President and Treasurer
Rick Strom (2)	47	Vice President, Director

(1)   Elected on June 2nd, 2009
(2)   Elected on June 2nd, 2009

Peter J. Sterling was elected Chairman of the Board, Chief Executive Officer and President of PVRE on June 2 nd 2009.

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

Based solely on its review of the Company's files and its review of the EDGAR filing system maintained by the SEC, the Company believes that during the fiscal year ended June 30, 2011 all 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us to our Chief Executive Officer during the years ended June 30, 2011, 2009, and 2008.

Name and Principal Position	Year	Salary	Other Annual Compensation

Peter J. Sterling	2011	$0	$120,000	(1)
Chairman of the Board	2009	$0	$120,000
and President	2008	$0	$0

(1) Mr. Sterling received no cash salary in fiscal 2011 and no cash in fiscal 2009; his compensation includes deferred salary of $120,000 per year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of June 30, 2011, the stock ownership of each person known by us to be the beneficial owner of 5% or more of our Common Stock, the stock ownership of each director individually and of all directors and officers of the Company as a group based upon a total of 7,908,961 outstanding shares of Common Stock and 199,058 outstanding shares each of Series A and 202,993 Series B Preferred Stock.

Title	Name and Address	Amount and Nature	Percentage
of Class	of Beneficial Owner	of Beneficial Owner	of Class (4)

Common	Peter J. Sterling	40,187,500	20.01%
	71431 Halgar Rd.
	Rancho Mirage, CA 92270

Common	Shae Sterling.	14,350,000	7.20%
	47 Hobson Street Auckland, New Zealand

Common	Zero Carbon Wind Energy Corp	19,000,000	9.50%
	3/44 Thatcher St, Mission Bay, Auckland
	New Zealand

	All Directors and Officers	40,187,500	20.01%
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

As of June 30, 2011, World Environmental Remediation Trust., ("WER") had loaned  $150,000 to the Company.  The debt will be settled by way of a future share issue.

As of June 30, 2011, a non-related party loaned $126,000 to the Company.   The debt will be settled by way of a future share issue.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Tarvaran, Askelson & Company, LLP ("TAC") was the Company's principal auditing firm until resigning.

Tax Fees. The Company was billed $10,000 in the year 2009 for consultation services.

Other Fees. There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Tarvaran, Askelson & Company, LLP , other than the services reported above.

The Company has an audit committee; however, the Company had no pre-approval policies and procedures in effect for the auditors' engagement for the fiscal years 2011 and 2010.

No audit work has been performed by Tarvaran, Askelson & Company, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVILION ENERGY RESOURCES INC,. (Registrant)

Date August 18th, 2011	By:	/s/ Peter J. Sterling
Peter J. Sterling Chief Executive Officer Principal Executive Officer

	By:	/s/ Peter J. Sterling
Peter J. Sterling Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

Peter J. Sterling	CEO-Director	August 18th 2011

EXHIBITS INDEX - Incorporated by reference to Item 13(a) of this Report.

PAVILION ENERGY RESOURCES INC, AND SUBSIDIARIES
FINANCIAL STATEMENTS
JUNE 30, 2011

TABLE OF CONTENTS

PAGE

CONSOLIDATED BALANCE SHEET June 30, 2011	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3
Years Ended June 30, 2011 and 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4
Years Ended June 30, 2011 and 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-5 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

There is no independent Audit Report available at this time. The Company intends file audited annual financial statements as soon as it is able to engage an independent registered certified public accountant to conduct an audit of its financial statements.

PAVILION ENERGY RESOURCES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2011 (Unaudited)

Balance Sheet	June -11
(unaudited)
Current Assets
Cash	-
Total Current Assets	-

Property & Equipment	-
Accumulated Depreciation	-
Net Property & Equipment	-

Other Assets

Total Assets	-

Liabilities and Stockholders' Deficit

Current Liabilities
Convertible Notes Payable and Accrued Interest	$ 438,085
Accrued Expenses	20,000
Total Current Liabilities	$ 458,085

Common Stock, $.01 Par Value;
500,000,000 shares authorized,
193,148,091 shares issued and outstanding	19,315
Additional paid-in-capital	19,007,561
Accumulated deficit	(19,484,961)
Total Stockholders' (Deficit)	(458,085)

Total Liabilities and Stockholders' Deficit	-

 The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction therewith.

PAVILION ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Sept. 2010	Dec. 2010	March 2011	June 2011
Revenues	0	0	0	0

Cost of Goods Sold	0	0	0	0
Gross Profit (Loss)	0	0	0	0

Operating Expenses:
Gen. Admin/Professional & Consulting Fees	63,000	63000	63000	20,000
Depreciation & amortization	3,000	3,000	3,000	-
Interest expense	2,000	2,000	2,000	62,085
Total Operating Expenses:	68,000	68,000	68,000	82,085

Operating Profit (Loss)	(68,000)	(68,000)	(68,000)	(82,085)

Other Expenses:
Impairment Charges	0	0	0	0
Total Other Expenses:	0	0	0	0

Net Loss	(107,472)	(170,984)	(233,496)	(82,085)

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction therewith.

PAVILION ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2011 (Unaudited)

	Sept. 2010	Dec. 2010	March 2011	June 2011

Net Loss	(107,472)	(170,984)	(233,496)	(82,085)

General Administrative/Professional & Consulting Fees	63,000	63,000	63,000	20,000
Depreciation & amortization	1,736	3,472	5,208	-
Interest expense	0	2,080	2,080	62,085

Cash, beginning of period	0	0	0	0
Cash, end of period	0	0	0	0

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction therewith.

PAVILION ENERGY RESOURCES INC,. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Operations and Discontinuing Operations

Temporarily discontinued operations were in the oil and gas energy fields, which are weighed down by increasing onerous US environmental regulations and imposts, making investments in fossil fuels inside the US less attractive.

The Company is primarily involved in the wind energy industry as an independent exploration-development company. During fiscal 2009-2011, the Company adopted a formal plan to become more involved in the renewable wind energy business as the opportunities for growth are large.

The company recently secured interests in minerals development joint ventures in the Americas.

Principles of Consolidation

There are no subsidiaries at this time to consolidate.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Minerals and Energy Projects Terms

Accelerator wind turbine Franchise agreement for Idaho, Wyoming and Utah are for 15-year terms, with subsequent renewals available for an additional, undetermined fee.

Other wind power projects are in the lease or Joint Venture proposal stage and have no fixed term at this time but are dependent upon PVRE paying its share of joint venture costs.

Minerals joint venture equity interests are subject to the company paying its agreed share of joint venture expenditures.

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
JUNE 30, 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES, Continued

The company has not published comparable 2010-2011 financials at this time, as the historical accounts managed by the previous Board are still in the process of being tabulated. The Company plans to file amended financial statements in due course.

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. This was $0.00 and $10,000 at June 30, 2011, and 2010, respectively.

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

PVRE recognized an impairment loss of $500,000 in fiscal 2011 for the goodwill related to temporarily discontinuing the activities on its oil and gas proposals. The Company still has not finished it's calculation of the total impairment and therefore the impairment reflected in these financial statements is the best estimate as of June 30, 2011.

Income Taxes

PVRE has adopted SFAS No. 109 "Accounting for Income Taxes". This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Loss per Share

PVRE applies SFAS No. 128, "Earnings Per Share". Basic loss per share ("LPS") is computed using the weighted average number of common shares outstanding during the period. . The Company has reported a net loss for the fiscal years ended June 30, 2011 and 2010.

PAVILION ENERGY RESOURCES INC,. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES, Continued

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure" (SFAS 148). The statement provides alternative methods of transition for a change to a fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. Management has concluded that the adoption of SFAS 148 would not have had a material impact on the Company's fiscal 2011 financial position or results of operations. The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18,

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

NOTE 2 – FINANCING ARRANGEMENTS

On July 5, 2010, the Company issued three separate convertible notes payable (the “New Notes”) totaling $376,000 to non-affiliated entities for working capital purposes. The New Notes required an interest rate of ten percent (10%) per annum, payable in cash in arrears on a quarterly basis, matured on July 5, 2011 and contained a conversion feature providing the Company solely with the option to convert the New Notes into common shares of the Company based on 80% of the Company’s average stock price for the five days prior to the conversion with a floor price of $0.01. The New Notes are presently in default – See Note 6.

During the year ended June 30, 2011, the Company issued a total of 50,000,000 shares of common stock to settle previously-issued convertible notes payable (the “Old Notes”) for which Holders of the notes exercised conversion upon maturity.

The Company accounts for convertible notes payable with a non-detachable conversion feature, at the commitment date, in accordance with EITF Issue No. 98-5, “Accounting for Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.

Fair Values of Financial Instruments

The carrying amounts of cash, convertible notes payable and accrued expenses reported in the consolidated balance sheet are estimated by management to approximate fair value.

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

PAVILION ENERGY RESOURCES INC,. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

In fiscal 2009 management decided to temporarily set aside the pursuit of its fossil fuel energy projects in favor of accelerated wind power projects.  The Company intends to finance future operations from the proceeds of additional funding through private and public securities offerings. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - NOTES RECEIVABLE

The Company does not have any current accounts receivable.

NOTE 5 - PROPERTY AND EQUIPMENT

The Company owns no real estate or other Property apart from its various energy projects proposals.

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

Convertible notes payable (the “Notes”) at June 30, 2011 consist of the following:

10% Unsecured Convertible Note Payable, Due July 5, 2011	$150,000
10% Unsecured Convertible Note Payable, Due July 5, 2011	$100,000
10% Unsecured Convertible Note Payable, Due July 5, 2011	$126,000
$376,000
Accrued Interest	$62,085
Total	$438,085

The Notes contained similar terms, conditions and provisions, including a conversion feature allowing the Holders of the Notes to convert the principle amount into shares of common stock of the Company at a conversion price of $0.01 of principal sum of each Note for each share of common stock. All of the Notes matured on July 5, 2011, without conversion, by the Holders and remain unpaid, accruing interest and in default.

NOTE 7 - INCOME TAXES

No benefit for income taxes has been reflected in the accompanying financial statements for 2011 and 2010 because of the significant uncertainty that exists regarding the realization of such income tax benefits.

As of June 30, 2011, the Company estimates that it has net operating loss carry forwards of approximately $14,000,000 which expire in various years through 2024; however, the utilization of the benefits of such carry forwards may be limited, since the company is uncertain as to when it may achieve profitability.

PAVILION ENERGY RESOURCES INC,. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 8 - CONVERTIBLE PREFERRED STOCK

There are no convertible shares issued.

NOTE 9 - STOCK OPTIONS

There were no options or warrants issued in fiscal 2011 or 2010.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases: PVRE leases its corporate office, under operating lease agreements. Minimum future rental and lease payments at June 30, 2011 are less than $10,000 per year.

Litigation Proceedings

The Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business. No pending legal proceeding is deemed by the Company to pose the risk of any material adverse effect.

NOTE 11 – NON-RELATED PARTY TRANSACTIONS

Convertible notes payable (the “Notes”) of $376,000, plus accrued interest, consist of unpaid consulting services rendered and unsecured advances made to the Company for working capital purposes. These Notes were issued to companies that were not affiliated or related to the Company.  See Note 2 for a description of the terms and conditions of the Notes. Subsequent to June 30, 2011, a substantial amount of the Notes were scheduled to be converted into common shares of the Company on or before August 18, 2011.

NOTE 12 - DISCONTINUED OPERATIONS

During fiscal 2010 the Company adopted a plan to temporarily discontinue oil and gas exploration efforts in favor of increased efforts in wind energy capture. The natural gas projects have since been reinstated due to the increasing shortage of energy worldwide especially in Japan and the emerging Asian economies which are rapidly replacing the collapsing US and EU marketplaces and economies.