Form 10-Q
period 2011-09-30
Pavilion Energy Resources, Inc.
filed 2012-01-30
CIK 1082431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept. 30, 2011

or

      .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to____________________________

Commission file number 000-28587

PAVILION ENERGY RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	80-004053
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

138 East 12300 South, Ste. C143, Draper, UT84020

(Address of principal executive offices)

(Issuer's telephone number) (801) 830-5464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

As of Dec. 31, 2011, there were 267,861,979 shares of common stock, par value $.0001 per share.

This report has not been reviewed by the independent auditor in accordance with the Act; however, the Company intends to submit an amended report reviewed by the independent auditor in due course.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet	Sept. 30	June-2011
	(unaudited)	(unaudited)
Current Assets
Cash	$-	$-
Accounts/ Notes Receivable
Deposits
Total Current Assets	-	-

Property & Equipment	-	-
Accumulated Depreciation	-	-
Net Property & Equipment	-	-

Other Assets
Goodwill/Project lease proposals	-	-

Total Assets	$-	$-

Liabilities and Stockholder's Deficit
Notes payable and accrued interest- related parties	$179,795	$438,085
Accrued Expenses	20,000	20,000

Common stock, $.01 par value; 500,000,000 shares authorized,193,148,091 shares issued and outstanding	19,315	19,315
Additional paid-in capital	19,007,561	19,007,561
Accumulated deficit	(19,492,461)	(19,484,961)
Total Stockholder's equity (deficit)	(199,795)	(458,085)

Total Liabilities and Stockholder's Deficit	$-	$-

See accompanying notes to financial statements.

Statement of Operations
	Sept. 30, 2011	Sept. 30, 2010	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Revenues	$0	$0	$0

Cost of goods sold	0	0	0
Gross Profit (Loss)	0	0	0

Operating Expenses:
Gen. Admin/Professional & Consulting Fees	5,500	63,000	20,000

Depreciation & amortization	0	3,000	0
Interest expense	2,000	2,000	62,085
Total Operating Expenses:	7,500	68,000	82,085

Operating Profit (Loss)	(7,500)	(68,000)	(82,085)

Net Profit (loss)	$(7,500)	$(68,000)	$(82,085)

The accompanying notes are an integral part of these financial statements.

Cash Flow From Operations
	Sept. 30, 2011	Sept. 30, 2010	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Net Loss	$(7,500)	$(107,472)	$(82,085)

General Administrative/Professional & Consulting Fees	5,500	63,000	20,000
Depreciation & amortization	0	1,736	0
Interest expense	2,000	0	62,085

Cash beginning of period	0	0	0
Cash end of period	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

PAVILION ENERGY RESOURCES INC,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPT. 30, 2011

PVRE operated as an Emerging Renewable Energy Exploration company has a History of ongoing Losses, Which May Continue for some time.

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

NOTE 2 – FINANCING ARRANGEMENTS

On July 5, 2010, the Company issued three separate convertible notes payable (the “New Notes”) totaling $376,000 to non-affiliated entities for working capital purposes. The New Notes required an interest rate of ten percent (10%) per annum, payable in cash in arrears on a quarterly basis, matured on July 5, 2011 and contained a conversion feature providing the Company solely with the option to convert the New Notes into common shares of the Company based on 80% of the Company’s average stock price for the five days prior to the conversion with a floor price of $0.01. The New Notes are presently in default.

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

PAVILION ENERGY RESOURCES INC,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPT. 30, 2011

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

NOTE 5 - PROPERTY AND EQUIPMENT

The Company owns no real estate or other Property.

NOTE 6 - INCOME TAXES

As of Sept. 30, 2011, the Company estimates that it has net operating loss carry forwards of approximately $14,000,000 which expire in various years through 2024; however, the utilization of the benefits of such carry forwards may be limited, since the company is uncertain as to when it may achieve profitability.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

There are no convertible shares issued.

NOTE 8 - STOCK OPTIONS

There were no options or warrants issued in the three months ended Sept. 30 2011.

NOTE 9—SUBSEQUENT EVENTS

On October 18, 2011, Helen Hayes ( the “Seller”) who is the record or beneficial owner of a total of one hundred forty one million and six hundred forty five thousand four hundred fifteen (141,645,415) shares of common stock (the “Common Shares”) of Pavilion Energy Resources, Inc., a Delaware corporation (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Taanen, L.P. (the “Purchaser”) for the sale and purchase of the Common Shares.

As a result of the execution of the Stock Purchase Agreement, the Seller sold, 52.88% of the issued and outstanding shares of common stock of the Company to the Purchaser in exchange for $50,000.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Pavilion Energy Resources, Inc. (PVRE), the Company is an energy exploration-development company focused on developing large-scale, wind power projects on a worldwide basis as well as natural gas and sustainable gold and iron exploration-mining.

On August 17, 2011, Placer Gold Corporation, Ketzal Sterling, Shae Sterling, Peter Sterling, Zero Carbon Wind Energy Corp, Nina Lskavyaan, Oxford Capital Fund, and Strategic Nine Corp Trust (collectively referred to as the “Sellers”) that are the record or beneficial owners of a total of one hundred forty one million and six hundred forty five thousand four hundred fifteen (141,645,415) shares of common stock (the “Common Shares”)  of Pavilion Energy Resources, Inc., a Delaware corporation (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Helen Hayes (the “Purchaser”) for the sale and purchase of the Common Shares.

As a result of the execution of the Stock Purchase Agreement, the Seller sold, 52.88% of the issued and outstanding shares of common stock of the Company to the Purchaser in exchange for $50,000.

The Company continues to suffer a working capital deficit, which is being covered by shareholder loans.

We believe that operating losses and negative operating cash flows are likely to continue for at least the next three years.

The Company is not actively pursuing oil gas projects at this time primarily due to the increasing negative government attitude towards fossil fuels making funding such projects difficult.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPT. 30, 2011

The Company incurred a net loss of $7,500 for the three month period ended September 30, 2011 as compared to a net loss of $107,472 for the three month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been shareholder loan agreements.  At September 30, 2011, we had negative working capital of approximately $379,590.  Our current liabilities include approximately $359,590 in convertible notes.

We employed one full-time independent contractors.

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

Revenues and profits, if any, will depend upon various factors, including whether we will be able to create revenue. PVRE may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on PVRE.

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

In the three month period ended Sept. 30, 2011 , the company did not issue any stock.

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

None.

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

PAVILION ENERGY RESOURCES INC. (Registrant)

By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger
Chief Executive Officer

By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger
Chief Financial Officer

Dated: January 27, 2012