Form 10-Q
period 2011-12-31
Pavilion Energy Resources, Inc.
filed 2012-02-08
CIK 1082431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Dec. 31, 2011

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

138 East 12300 South, Ste. C143, Draper, UT 84020

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

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet	Dec. 31, 2011	June-2011
	(unaudited)	(unaudited)
Current Assets
Cash	$-	$-
Accounts/ Notes Receivable
Deposits
Total Current Assets	-	-

Property & Equipment	-	-
Accumulated Depreciation	-	-
Net Property & Equipment	-	-

Other Assets
Goodwill/Project lease proposals	-	-

Total Assets	$-	$-

Liabilities and Stockholder's Deficit
Notes payable and accrued interest- related parties	$181,795	$438,085
Accrued Expenses	20,000	20,000

Common stock, $.01 par value;
500,000,000 shares authorized,
193,148,091 shares issued and outstanding	19,315	19,315
Additional paid-in capital	19,007,561	19,007,561
Accumulated deficit	(19,497,461)	(19,484,961)
Total Stockholder's equity (deficit)	(268,790)	(458,085)

Total Liabilities and Stockholder's Deficit	$-	$-

See accompanying notes to financial statements.

Statement of Operations
	Dec. 31, 2011	Dec. 31, 2010	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Revenues	$0	$0	$0

Cost of goods sold	0	0	0
Gross Profit (Loss)	0	0	0

Operating Expenses:
Gen. Admin/Professional & Consulting Fees	3,000	63,000	20,000

Depreciation & amortization	0	0	0
Interest expense	2,000	2,000	62,085
Total Operating Expenses:	5,000	65,000	82,085

Operating Profit (Loss)	(5,000)	(65,000)	(82,085)

Net Profit (loss)	$(5,000)	$(68,000)	$(82,085)

The accompanying notes are an integral part of these financial statements.

Cash Flow From Operations
	Dec. 31, 2011	Dec. 31, 2010	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Net Loss	$(5,000)	$(65,000)	$(82,085)

General Administrative/Professional & Consulting Fees	3,000	63,000	20,000
Depreciation & amortization	0	0	0
Interest expense	2,000	2,000	62,085

Cash beginning of period	0	2,000	0
Cash end of period	$0	$2,000	$0

The accompanying notes are an integral part of these financial statements.

PAVILION ENERGY RESOURCES INC,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEC. 31, 2011

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

DEC. 31, 2011

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

NOTE 6 - INCOME TAXES

As of Dec. 31, 2011, the Company estimates that it has net operating loss carry forwards of approximately $14,000,000 which expire in various years through 2024; however, the utilization of the benefits of such carry forwards may be limited, since the company is uncertain as to when it may achieve profitability.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

There are no convertible shares issued.

NOTE 8 - STOCK OPTIONS

There were no options or warrants issued in the three months ended Dec. 31 2011.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Pavilion Energy Resources, Inc. (PVRE), the Company is a developer of proprietary internet websites and software.  The Company seeks to continue growth through research and development or acquisition of additional products or sites.  The Company intends to develop/acquire an innovative website created to facilitate trading/bartering amongst its registered users. People/Businesses would post their products and/or services they have to offer, they input what they are interested in trading for, and the Company’s custom system would generate trade matches to connect users based on what they have and what they want. Users will be able to easily accept or deny trade matches, communicate on a message board, send trade offers,and release contact information when they feel ready to trade. Once the trade is completed, user feedback would be left to inform future traders of integrity, trust, and abilities.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DEC. 31, 2011

The Company incurred a net loss of $5,000 for the three month period ended Dec. 31, 2011 as compared to a net loss of $65,000 for the three month period ended Dec. 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been shareholder loan agreements.  At Dec. 31, 2011, we had negative working capital of approximately $181,795.  Our current liabilities include approximately $181,795 in convertible notes.

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

In the three month period ended Dec. 31, 2011 , the company did not issue any stock.

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

Dated: February 7, 2012