Form 10-Q/A
period 2011-09-30
Pavilion Energy Resources, Inc.
filed 2012-05-21
CIK 1082431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Sept. 30, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission file number 000-28587

MATCHTRADE, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	80-004053
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

17011 Beach Boulevard, Suite 900, Huntington Beach, CA 92647

(Address of principal executive offices)

138 East 12300 South, Ste. C143, Draper, UT84020

(Address of former principal executive offices)

(Issuer's telephone number) (801) 830-5464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

As of Dec. 31, 2011, there were 267,861,979 shares of common stock, par value $.0001 per share.

This report has not been reviewed by the independent auditor in accordance with the Act; however, the Company intends to submit an amended report reviewed by the independent auditor in due course.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet

	Sept. 30, 2011	June-2011
	(unaudited)	(unaudited)
Current Assets
Cash	14,361	-
Accounts/ Notes Receivable
Deposits
Total Current Assets	14,361	-

Property & Equipment	-	-
Accumulated Depreciation	-	-
Net Property & Equipment	-	-

Other Assets
Goodwill/Project lease proposals	-	-

Total Assets	14,361	-

Liabilities and Stockholder's Deficit
Notes payable and accrued interest- related parties	206,795	438,085
Accrued Expenses	20,000	20,000

Common stock, $.01 par value; 500,000,000 shares authorized, 193,148,091 shares issued and outstanding	19,315	19,315
Additional paid-in capital	19,007,561	19,007,561
Accumulated deficit	(19,495,101)	(19,484,961)
Total Stockholder's equity (deficit)	(199,795)	(458,085)

Total Liabilities and Stockholder's Deficit	14,361	-

See accompanying notes to financial statements.

Statement of Operations

	Sept. 30, 2011	Sept. 30, 2010	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Revenues	0	0	0

Cost of goods sold	0	0	0
Gross Profit (Loss)	0	0	0

Operating Expenses:
Gen. Admin/Professional & Consulting Fees	8,140	63,000	20,000

Depreciation & amortization	0	3,000	0
Interest expense	2,000	2,000	62,085
Total Operating Expenses:	10,140	68,000	82,085

Operating Profit (Loss)	(10,140)	(68,000)	(82,085)

Net Profit (loss)	(10,140)	(68,000)	(82,085)

The accompanying notes are an integral part of these financial statements.

F-2

Cash Flow From Operations

	Sept. 30, 2011	Sept. 30, 2010	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Net Loss	(10,140)	(107,472)	(82,085)

General Administrative/Professional & Consulting Fees	8,140	63,000	20,000
Depreciation & amortization	0	1,736	0
Interest expense	2,000	0	62,085
Related Party Loan	(17,000)
Cash beginning of period	0	0	0
Cash end of period	14,361	0	0

The accompanying notes are an integral part of these financial statements.

MATCHTRADE INC,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPT. 30, 2011

PVRE operated as an Emerging Renewable Energy Exploration company has a History of ongoing Losses, Which May Continue for some time.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of MATCHTRADE INC. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes contained in PVRE’s separate 10-K to be filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the 2004 audited financial statements, as reported in the 10-K, have been omitted.

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

MATCHTRADE INC,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPT. 30, 2011

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

During the year ended June 30, 2011, the Company issued a total of 50,000,000 shares of common stock to settle several of the previously-issued convertible notes payable (the “Old Notes”) for which Holders of the notes exercised conversion upon maturity. $196,795 in notes remained after the above referenced settlement, $98,397.50 to Amalfi Coast Capital and $98,397.50 to Seacoast Advisors, Inc. with both convertable at $0.045 per share.

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

MATCHTRADE INC,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPT. 30, 2011

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

NOTE 9—SUBSEQUENT EVENTS

On October 18, 2011, Helen Hayes ( the “Seller”) who is the record or beneficial owner of a total of one hundred forty one million and six hundred forty five thousand four hundred fifteen (141,645,415) shares of common stock (the “Common Shares”) of Matchtrade, Inc., a Delaware corporation (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Taanen, L.P. (the “Purchaser”) for the sale and purchase of the Common Shares.

As a result of the execution of the Stock Purchase Agreement, the Seller sold, 52.88% of the issued and outstanding shares of common stock of the Company to the Purchaser in exchange for $50,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERAITONS.

OVERVIEW

Matchtrade, Inc. (PVRE), the Company is an energy exploration-development company focused on developing large-scale, wind power projects on a worldwide basis as well as natural gas and sustainable gold and iron exploration-mining.

On August 17, 2011, Placer Gold Corporation, Ketzal Sterling, Shae Sterling, Peter Sterling, Zero Carbon Wind Energy Corp, Nina Lskavyaan, Oxford Capital Fund, and Strategic Nine Corp Trust (collectively referred to as the “Sellers”) that are the record or beneficial owners of a total of one hundred forty one million and six hundred forty five thousand four hundred fifteen (141,645,415) shares of common stock (the “Common Shares”) of Matchtrade, Inc., a Delaware corporation (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Helen Hayes (the “Purchaser”) for the sale and purchase of the Common Shares.

As a result of the execution of the Stock Purchase Agreement, the Seller sold, 52.88% of the issued and outstanding shares of common stock of the Company to the Purchaser in exchange for $50,000.

The Company continues to suffer a working capital deficit, which is being covered by loans. Amalfi Coast Capital is currently lending the company funds. Amalfi Coast Capital is currently not a shareholder or related party as stated in the financials.

We believe that operating losses and negative operating cash flows are likely to continue for at least the next three years.

The Company is not actively pursuing oil gas projects at this time primarily due to the increasing negative government attitude towards fossil fuels making funding such projects difficult.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPT. 30, 2011

The Company incurred a net loss of $10,140 for the three month period ended September 30, 2011 as compared to a net loss of $107,472 for the three month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been shareholder loan agreements. At September 30, 2011, we had negative working capital of approximately $196,795. Our current liabilities include approximately $206,795 in convertible notes.

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

In the three month period ended Sept. 30, 2011, the company did not issue any stock.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATCHTRADE INC. (Registrant)

By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger
Chief Executive Officer

By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger
Chief Financial Officer

Dated: May 21, 2012

