Form 10-Q/A
period 2011-12-31
Pavilion Energy Resources, Inc.
filed 2012-05-21
CIK 1082431

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

12300 South, Ste. C143, Draper, UT84020

(Address of former principal executive offices)

(Issuer’s telephone number) (801) 830-5464

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet

	Dec. 31, 2011	June-2011
	(unaudited)	(unaudited)
Current Assets
Cash	12,126	-
Accounts/ Notes Receivable
Deposits
Total Current Assets	12,196	-

Property & Equipment	-	-
Accumulated Depreciation	-	-
Net Property & Equipment	-	-

Other Assets
Goodwill/Project lease proposals	-	-

Total Assets	12,196	-

Liabilities and Stockholder’s Deficit
Notes payable and accrued interest- related parties	218,795	438,085
Accrued Expenses	20,000	20,000

Common stock, $.01 par value; 500,000,000 shares authorized,193,148,091 shares issued and outstanding	19,315	19,315
Additional paid-in capital	19,007,561	19,007,561
Accumulated deficit	(19,502,291)	(19,484,961)
Total Stockholder’s equity (deficit)	(268,790)	(458,085)

Total Liabilities and Stockholder’s Deficit	12,196	-

See accompanying notes to financial statements.

Statement of Operations

	Dec. 31, 2011	Dec. 31, 2010	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Revenues	0	0	0

Cost of goods sold	0	0	0
Gross Profit (Loss)	0	0	0

Operating Expenses:
Gen. Admin/Professional & Consulting Fees	5,190	63,000	20,000

Depreciation & amortization	0	0	0
Interest expense	2,000	2,000	62,085
Total Operating Expenses:	7,190	65,000	82,085

Operating Profit (Loss)	(7,190)	(65,000)	(82,085)

Net Profit (loss)	(7,190)	(68,000)	(82,085)

The accompanying notes are an integral part of these financial statements.

F-2

Cash Flow From Operations

	Dec. 31, 2011	Dec. 31, 2010	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Net Loss	(5,000)	(65,000)	(82,085)

General Administrative/Professional & Consulting Fees	5,190	63,000	20,000
Depreciation & amortization	0	0	0
Interest expense	2,000	2,000	62,085

Cash beginning of period	14,316	2,000	0
Cash end of period	12,126	2,000	0

The accompanying notes are an integral part of these financial statements.

PAVILION ENERGY RESOURCES INC,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEC. 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of MATCHTRADE, INC have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes contained in PVRE’s separate 10-K to be filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the 2004 audited financial statements, as reported in the 10-K, have been omitted.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure” (SFAS 148). The statement provides alternative methods of transition for a change to a fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. Management has concluded that the adoption of SFAS 148 would not have had a material impact on the Company’s fiscal 2011 financial position or results of operations. The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18,

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

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

During the year ended June 30, 2011, the Company issued a total of 50,000,000 shares of common stock to settle several of the previously-issued convertible notes payable (the “Old Notes”) for which Holders of the notes exercised conversion upon maturity. $196,795 in notes remained after the above referenced settlement, $98,397.50 to Amalfi Coast Capital and $98,397.50 to Seacoast Advisors, Inc. with both convertable at $0.045 per share

The Company accounts for convertible notes payable with a non-detachable conversion feature, at the commitment date, in accordance with EITF Issue No. 98-5, “Accounting for Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.

Fair Values of Financial Instruments

The carrying amounts of cash, convertible notes payable and accrued expenses reported in the consolidated balance sheet are estimated by management to approximate fair value.

Reclassifications

Certain reclassifications of prior year amounts were made to conform to the current year presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue on a going concern basis, including, the realization of assets and liquidation of liabilities in the ordinary course of business. There are significant uncertainties with regard to the Company’s ability to generate sufficient cash flows from operations or other sources to meet and fund its commitments with regard to existing liabilities and recurring expenses.

PAVILION ENERGY RESOURCES INC,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEC. 31, 2011

In fiscal 2009 management decided to temporarily set aside the pursuit of its fossil fuel energy projects in favor of accelerated wind power projects. The Company intends to finance future operations from the proceeds of additional funding through private and public securities offerings. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 9—SUBSEQUENT EVENTS

On October 18, 2011, Helen Hayes ( the “Seller”) who is the record or beneficial owner of a total of one hundred forty one million and six hundred forty five thousand four hundred fifteen (141,645,415) shares of common stock (the “Common Shares”) of MATCHTRADE, INC. a Delaware corporation (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Taanen, L.P. (the “Purchaser”) for the sale and purchase of the Common Shares.

As a result of the execution of the Stock Purchase Agreement, the Seller sold, 52.88% of the issued and outstanding shares of common stock of the Company to the Purchaser in exchange for $50,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERAITONS.

OVERVIEW

Pavilion Energy Resources, Inc. (PVRE), the Company is a developer of proprietary internet websites and software. The Company seeks to continue growth through research and development or acquisition of additional products or sites. The Company intends to develop/acquire an innovative website created to facilitate trading/bartering amongst its registered users. People/Businesses would post their products and/or services they have to offer, they input what they are interested in trading for, and the Company's custom system would generate trade matches to connect users based on what they have and what they want. Users will be able to easily accept or deny trade matches, communicate on a message board, send trade offers,and release contact information when they feel ready to trade. Once the trade is completed, user feedback would be left to inform future traders of integrity, trust, and abilities.

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

On October 18, 2011, Helen Hayes ( the “Seller”) who is the record or beneficial owner of a total of one hundred forty one million and six hundred forty five thousand four hundred fifteen (141,645,415) shares of common stock (the “Common Shares”) of MATCHTRADE, INC. a Delaware corporation (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Taanen, L.P. (the “Purchaser”) for the sale and purchase of the Common Shares.

As a result of the execution of the Stock Purchase Agreement, the Seller sold, 52.88% of the issued and outstanding shares of common stock of the Company to the Purchaser in exchange for $50,000.

The Company continues to suffer a working capital deficit, which is being covered by loans. Amalfi Coast Capital is currently lending the company funds. Amalfi Coast Capital is currently not a shareholder or related party as stated in the financials

We believe that operating losses and negative operating cash flows are likely to continue for at least the next three years.

The Company is not actively pursuing oil gas projects at this time primarily due to the increasing negative government attitude towards fossil fuels making funding such projects difficult.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DEC. 31, 2011

The Company incurred a net loss of $7,190 for the three month period ended Dec. 31, 2011 as compared to a net loss of $65,000 for the three month period ended Dec. 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been shareholder loan agreements. At Dec. 31, 2011, we had negative working capital of approximately $218,795. Our current liabilities include approximately $218,795 in convertible notes.

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

Risks Relating to Our Common Stock:

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form of our stock declines. All of the shares, including all of the shares assumable upon conversion of the notes and presets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

MATCHTRADE, INC. (Registrant)

By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger
Chief Executive Officer

By:	/s/ Tamio Stehrenberger
Tamio Stehrenberger
Chief Financial Officer

Dated: May 21, 2012

