Form 10-Q
period 2012-03-31
Pavilion Energy Resources, Inc.
filed 2012-05-21
CIK 1082431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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

As of March 31, 2011, there were 267,861,979 shares of common stock, par value $.0001 per share.

This report has not been reviewed by the independent auditor in accordance with the Act; however, the Company intends to submit an amended report reviewed by the independent auditor in due course.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet

	March 31, 2012	June-2011
	(unaudited)	(unaudited)
Current Assets
Cash	22,220	-
Accounts/ Notes Receivable
Deposits
Total Current Assets	22,220	-

Property & Equipment	-	-
Accumulated Depreciation	-	-
Net Property & Equipment	-	-

Other Assets
Goodwill/Project lease proposals	-	-

Total Assets	22,220	-

Liabilities and Stockholder's Deficit
Notes payable and accrued interest- related parties	248,795	438,085
Accrued Expenses	20,000	20,000

Common stock, $.01 par value; 500,000,000 shares authorized, 267,861,979 shares issued and outstanding	26,786	19,315
Additional paid-in capital	19,247,936	19,007,561
Accumulated deficit	(19,521,297)	(19,484,961)
Total Stockholder's equity (deficit)	(246,575)	(458,085)

Total Liabilities and Stockholder's Deficit	22,220	-

See accompanying notes to financial statements.

Statement of Operations

	March 31, 2012	March 31, 2011	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Revenues	0	0	0

Cost of goods sold	0	0	0
Gross Profit (Loss)	0	0	0

Operating Expenses:
Gen. Admin/Professional & Consulting Fees	19,006	63,000	20,000

Depreciation & amortization	0	0	0
Interest expense	2,000	2,000	62,085
Total Operating Expenses:	21,006	65,000	82,085

Operating Profit (Loss)	(21,006)	(65,000)	(82,085)

Net Profit (loss)	(21,006)	(68,000)	(82,085)

The accompanying notes are an integral part of these financial statements.

F-2

Cash Flow From Operations

	March 31, 2012	March 31, 2011	June 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Net Loss	(21,006)	(65,000)	(82,085)

General Administrative/Professional & Consulting Fees	19,006	63,000	20,000
Depreciation & amortization	0	0	0
Interest expense	2,000	2,000	62,085

Cash beginning of period	12,126	2,000	0
Cash end of period	22,220	2,000	0

The accompanying notes are an integral part of these financial statements.

MATCHTRADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of MATCHTRADE, INC have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes contained in THE COMPANY’s separate 10-K to be filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the 2004 audited financial statements, as reported in the 10-K, have been omitted.

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

MATCHTRADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

MATCHTRADE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

NOTE 6 - INCOME TAXES

As of March 31, 2012, the Company estimates that it has net operating loss carry forwards of approximately $14,000,000 which expire in various years through 2024; however, the utilization of the benefits of such carry forwards may be limited, since the company is uncertain as to when it may achieve profitability.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

There are no convertible shares issued.

NOTE 8 - STOCK OPTIONS

There were no options or warrants issued in the three months ended March 31 2011.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERAITONS.

OVERVIEW

Matchtrade, Inc., the Company is a developer of proprietary internet websites and software. The Company seeks to continue growth through research and development or acquisition of additional products or sites. The Company intends to develop/acquire an innovative website created to facilitate trading/bartering amongst its registered users. People/Businesses would post their products and/or services they have to offer, they input what they are interested in trading for, and the Company’s custom system would generate trade matches to connect users based on what they have and what they want. Users will be able to easily accept or deny trade matches, communicate on a message board, send trade offers,and release contact information when they feel ready to trade. Once the trade is completed, user feedback would be left to inform future traders of integrity, trust, and abilities.

On August 17, 2011, Placer Gold Corporation, Ketzal Sterling, Shae Sterling, Peter Sterling, Zero Carbon Wind Energy Corp, Nina Lskavyaan, Oxford Capital Fund, and Strategic Nine Corp Trust (collectively referred to as the “Sellers”) that are the record or beneficial owners of a total of one hundred forty one million and six hundred forty five thousand four hundred fifteen (141,645,415) shares of common stock (the “Common Shares”) of Matchtrade, a Delaware corporation (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Helen Hayes (the “Purchaser”) for the sale and purchase of the Common Shares.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2012

The Company incurred a net loss of $21,006 for the three month period ended March 31, 2012 as compared to a net loss of $65,000 for the three month period ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been shareholder loan agreements. At March 31, 2012, we had negative working capital of approximately $248,795. Our current liabilities include approximately $248,795 in convertible notes.

We employed one full-time independent contractor.

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

Item 1A. Risk Factors.

The key risk facing the company is funding shortfalls. The Company has a History of Losses, Which May Continue and May Negatively Impact our Ability to achieve our Business Objectives. We cannot assure investors that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the ongoing operations of an emerging renewable energy business enterprise. There can be no assurance that future operations will be profitable.

Revenues and profits, if any, will depend upon various factors, including whether we will be able to create revenue. The Company may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on The Company.

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

In the three month period ended March 31, 2012, the company did not issue any stock.

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

